Form 10KSB
period 1999-12-31
GEOTEC THERMAL GENERATORS INC
filed 2000-04-13
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                             Commission file number

                         GEOTEC THERMAL GENERATORS, INC
                 (Name of Small Business Issuer in Its Charter)

         FLORIDA                                              59-3357040
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

          1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 447- 7370
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section 12(b) of the  Securities  Exchange Act of
1934:

         Title of Each Class          Name of Each Exchange on Which Registered

                  None                                 None

Securities  registered  under  Section 12(g) of the  Securities  Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 1999 -$0

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000 computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $5.00): $22,313,875

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 31, 2000, was 20,737,775.

Transitional Small Business Disclosure Format (check one):Yes         No     X


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

1. General

The Company was incorporated in the state of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at. 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432. The telephone number is
(561)447-7370 the fax number (561)447-7371 and the e-mail address is RLueck@Mindspring.com. The Company has plans to begin full operations in the second quarter of 2000.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM) (or the "Generators(TM)"), is designed to produce a thermo-chemical treatment of oil and gas wells, designed to restore and increase output capacities, thereby enabling increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, FR&PC ALTAI, for the USSR Ministry of Geology. This increase in oil production can be measured in barrels per year, with one barrel of oil valued at approximately US$22.25 as of December 1999. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1997 and three subsequent contracts comprise the patent ability, long-term agreement and transfer of technology.

2. Background

FR&PC ALTAI, a Russian military research and production facility, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm has been developing and manufacturing the Generators since the early 1970's (experimentation on 6500 wells prior to 1986, and subsequent commercialization with an additional 30,000 wells since 1986.) and have continued to refine the technology, striving to make the Generators suitable for all geological conditions to depths of 22,000 feet.

The USSR Ministry of Geology approached FR&PC ALTAI in the 1970's to resolve the problem of under-productive oil wells, and then to design an economical process that would increase the commercial growth of oil and gas inventories while simultaneously raising the efficiency of oil, gas and input wells. Upon evaluating the filtration properties of the rock formations in various formations, they identified the problem of rock formations suffering typically irreversible changes during the operation and servicing of the wells.

The current model, PGDBK Generator, has been activated in more than 30,000 wells since its development. For example, in the Tyumen oil basin in Russia, the result was an additional extraction of 295 million tons of oil (i.e. 2.36 billion barrels of oil, when valued per barrel at $15.25, is approximately US$36 Billion).

Using the Generators in the Aktyubiinsk region, several oil wells that had been considered to be "exhausted" have been revived, with their capacity greatly increased. The additional extraction from the successfully treated wells has averaged 12,000 barrels of oil per year/per well (US$183,000). Wells in specific fields have yielded results averaging 125 barrels per day increase. Once a well is treated, the service benefits can last from several months up to several years, depending on the geological characteristics of the area and several technical characteristics at the site.

3. Generator(TM) Technology/Applications

PGDBK Gas Generators(TM) perform an advanced well stimulation process designed to increase oil and natural gas output. The technology has been proven to be safe and effective throughout regions of Asia and Eastern Europe. Compared to similar services, such as hydraulic fracturing or acidizing, the Generators are much more effective and safe, and much less costly. The Generators(TM) were developed utilizing a method of bed fracture with the pressure of a solid, pulsating propellant charge. The Generators(TM) do not contain explosives and a combustion blast does not occur, which is obviously important for governmental safety and environmental considerations.

Customers best suited for using the Generators(TM) are sites with high pressure, oil-rich levels where filtration properties of the local rock formation/structure have undergone irreversible changes, thereby causing the well to become non-producing or inactive. More than twenty-five years of Russian service experience has provided the Company with data that verifies the Generators(TM) utilize a process which is a clean, safe, economical and environmentally-sound procedure which is capable of creating the rebirth of non-producing wells.

Until now, comparative services have been cumbersome and costly. However, the Generators(TM) do not require any pumps or other compressor-type machinery, which can be prohibitive, as they are often bulky and difficult to use. This makes the Generators(TM) ideal for regions/sites, which are difficult to access due to certain geological properties and characteristics.

The reduced cost to operators is profound when compared to conventional hydraulic fracturing methods. The procedure is relatively simple, and easily handled by small personal units. The entire Generator treatment process can be completed in several hours, and always less than one entire day. The hydraulic fracturing process typically takes several days due to its complexity, and in difficult scenarios, the process has been known to take weeks with substantial cost to obtain noticeable results at a much lower success rate and yield than the Company's exclusive technology.

4. Patents and Trademarks

The Company's believes that the technology and resulting processes and methods developed by FR&PC ALTAI have not been discovered/utilized by any other competitors on an international basis. As such, the Company intends to file several US and international patents on several composite materials, and on the use characteristics of the Generators(TM) for oil, gas and water wells. In addition, confidential and proprietary information owned by the Company, will also be protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will protect both the Company and the Generator(TM) registered names.

5. Vendors, Suppliers, Distributors, Customers

The Company and management have spent  considerable time, effort, and expense in
developing  strong  relationships  and  alliances  with  several   organizations
involved in the energy industry throughout the world.

The Company's exclusive Gas Generators(TM) Development Agreement, with FR&PC ALTAI, signed in 1997, includes a long-term Technology Agreement for ten years, with a ten-year renewal option. The exclusive service areas presently encompass North, Central, and South America. Of the 2.9 million oil wells in the US and Canada, it is estimated that the majority of the wells contain the general geological criteria necessary to allow successful treatment from the Company's exclusive Generators(TM) technology.

The Company will purchase the generators through a Russian company, which regulates the sale and subsequent use of the technology. In 1993, Russian
President Boris Yeltsin established Rosvooruzhenie, a government-controlled company to import and export military type technology. In August 1997, it was reorganized into the Federal State Unitary Enterprise, State Company, Rosvooruzhenie and has become the largest trader in Russia, controlling more than 90% of the country's exports of weapons and military type equipment, by dealing with over fifty different countries. All of the Company's Generators(TM) will be imported to the United States by Rosvooruzhenie.

The Company retains the right to decline to treat any well, designed for instances when a particular well does not meet the Generators(TM) requirements for successful treatment. The Company estimates that eighty percent (80%) of the stripper wells in the US and Canada are candidates to be successfully treated with the Generators(TM) process. This procedure is scientific in nature with the ability to calculate the success potential and yield for any well with the proper data inserted into formulas that comprise the body of knowledge for use of the PDGBK gas generators.

The first order of generator sets have been shipped from Russia to the Company's US warehouse. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators is required to be ordered in the first two years, with a minimum of 500 units per year in the subsequent eight years.

A team of FR&PC ALTAI scientists is scheduled to join the Company's US treatment team for purposes of treating initial wells. Upon completing each of the initial treatments, the wells will again be analyzed to obtain data that may help increase oil production. Also, during the treatments, the Company's technical personnel will be trained to safely and effectively conduct the entire procedure, from assembly and ignition down to data collection.

6. The Market: Target Customers and Marketing Strategy

There are 2.9 million oil and gas wells in North  America,  2.5 million wells in
Central and South America and over 6.0 million wells in non-exclusive areas world wide. The Company believes a substantial portion of these wells will benefit from stimulation with the PGDBK Generators(TM). Of the number stimulated, FR&PC ALTAI has determined an average success rate of 70% for oil wells and 90% for gas wells.

Short Term Strategy

         The Company has determined that its Generator(TM) services can be provided at an almost negligible cost when compared to the profit potential available for oil and gas wells, with a high rate of success. This success is documented though results -- evidenced by the Russian certification of the Generator(TM) process, which shows a 65%+ success rate of first 6500 well treatments during the product development stage, which was concluded in 1986.

         The Company will not benefit from its process unless the Generator(TM) well treatment is successful. The Company will treat a well for the first $40,000 of increased production of new oil or gas, or two months of increased production, whichever is less, as produced by the Company's treatment process. Thereafter then split all oil or gas revenues thereafter with the well perator. (The revenue sums are subsequent to the land lease override and state production taxes, which generally account for 20% of the gross production.) As an example, if the oil well is producing 2 barrels per day before treatment, and produces 10 barrels of oil per day after treatment; then the Company would receive two months production increase, or in this case, the first $40,000 of 80 barrels per day (100 less the 20 barrels for the land lease and state production taxes) or about $1260 per day for 32 days. The Company would then receive the revenue from the 50 barrels per day or about $365,000 (calculated at $25 per barrel) over the next 10 months, or $344,000 for the first year. Subsequent years would yield a declining production curve, which is typical of wells, starting at about $300,000 per year.

         As with any well treatment procedure, this process works for a specific period of time. The Company will subsequently re-treat the well, as in the example cited above, for $10,000, or two month's of increased oil or gas production, whichever is less, then split the gross revenues with the well operator, less the land lease override and state production taxes. Well treatment will be made available as long as, in the Company's opinion, there remains a substantial opportunity to the increase well production and oil or gas output.

         The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting with several oil well operators and energy companies throughout the US.

         Generator(TM) treatment service will initially be performed in the US and Canada, for the near term, with oil and gas wells that have limited or no production. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 50% of the oil and gas production in the US and Canada.

Long Term Strategy

         Company's management feels that a great opportunity exists with large oil and gas companies in the US, Canada, and offshore wells. The Company does not believe that all large oil well companies will provide a percentage of the oil to be produced at the current pricing of oil and gas. Rather, the Company believes it will receive a fee for its Generator treatment services, often as high as $1,000,000 per treatment for offshore wells. Many offshore oilrigs have greater than five wells, drilled below the ocean, and therefore the process may produce a revenue stream without oil override contracts in these instances.

         It is the Company's strategy to separate itself from any other company using inert gases that are pumped into a well, similar to hydraulic fracturing, with the same 20-30% success rate. It is also the Company's strategy to differentiate itself from any other company utilizing gas generator technology by:

         a. Patenting the case-less gas generator which can be custom fitted to the oil producing zone height at the well site
         b. Patenting the length between and sequence of the gas igniters, as well as their location inside the propellant

         c. Patenting the pressure sequence of gases as produced by location of the gas igniters;
         d. Emphasizing the proprietary nature of the gas propellant materials, and their method of production
         e. Patenting the use of the Generators(TM)in several different forms with several well whole temperatures and conditions

         The Company intends to maintain a high level of secrecy regarding the production and use of Generators(TM) following the acquisition of the technology from FR&PC ALTAI. The Company may transfer a portion of the manufacturing technology to another part of the world such as the Middle East; however, all production technology is not anticipated to be transferred outside of one production facility in the US.

7. Competition

Several companies have been involved or are currently involved in some type of gas generating stimulation. The Company believes that the current gas generation technology in use today, while somewhat effective, is inferior to the Company's Generator(TM) technology, as it is more expensive and has not compiled the same success rate. The following companies provide minimal competition:
Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company.

8. Government Regulations

Jurisdiction for importing the Generators(TM) into the US for use in the oil and gas industry is within the scope of the Bureau of Alcohol Tobacco and Firearms
(ATF). This agency requires the Company to be licensed under 27 CFR Part 55. The Company has met all the pre-qualifications, and has been issued the necessary importing license.

  Oil Industry Regulation

         General. Political developments and federal and state laws and regulations (and orders of regulatory bodies pursuant thereto) will affect the Company's oil and natural gas services from time to time in varying degrees. In particular, federal and state tax laws and other regulatory laws relating to the petroleum industry, and changes in those laws and the underlying administrative regulations, govern a wide variety of matters, including the drilling and spacing of wells on producing acreage, allowable rates of production, marketing, pricing, prevention of waste and pollution and protection of the environment. Such laws, regulations and orders may restrict the rate of oil and natural gas production below the rate that would otherwise exist in the absence of such laws, regulations and orders and may restrict the number of wells that may be drilled on a particular lease.


         Price Regulations. Effective January 28, 1981, Congress abolished all federal controls on the price of domestically produced oil. Since that date, competition and supply and demand primarily have affected the price of oil. Sales of natural gas by the Company's partners will be subject to regulation of production, transportation and pricing by governmental agencies. Generally, the regulatory agency in the state where a producing gas well is located supervises production activities and, in addition, the transportation of natural gas sold intrastate. Since the adoption of the Natural Gas Policy Act of 1978 (the NGPA), the Federal Energy Regulatory Commission (AFERC) has regulated the price of intrastate as well as interstate gas.

         The NGPA is a complicated and lengthy piece of legislation. It provides for wellhead price controls for specified time periods, decontrol of certain prices depending on location, depth or time of production, emergency allocation authority, curtailment of deliveries to certain consumers coupled with preferential delivery status to other consumers, incremental pricing to large industrial consumers, refunding with interest as to receipts in excess of the ceiling prices, and substantial penalties (both civil and criminal) for violations of the NGPA. Complex pricing provisions of the NGPA include approximately thirteen major pricing categories.

         Certain states have adopted legislation which has the effect of setting a ceiling price for certain natural gas sold under existing contracts and not committed or dedicated to interstate commerce before enactment of the NGPA. The United States Supreme Court upheld the constitutionality of that type of state-mandated price control by Kansas. The pricing categories referred to above represent maximum authorized prices. A natural gas purchaser does not necessarily pay those prices, which are generally affected by the level of competition in the area, the availability of pipelines and markets, and the price ceilings under the NGPA.

         State Regulation. State statutory provisions relating to oil and natural gas generally require permits for the drilling of wells and also cover the spacing of wells, the prevention of waste, the rate of production, the prevention and clean-up of pollution and other matters.

         Possible Legislation. Currently there are many legislative proposals pertaining to the regulation of the oil and natural gas industry, including decontrol of natural gas prices and modification of legislation affecting pipeline companies. Any of such proposals may directly or indirectly affect the activities of any Company. No prediction can be made as to what additional energy legislation may be proposed, if any, nor which bills may be enacted nor when any such bills, if enacted, would become effective.

         Regulation of the Environment. The exploration, development, production and processing of oil and natural gas are subject to various federal and state laws and regulations to protect the environment. Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control that could adversely affect the activities of the Company. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, will increase the cost of oil and natural gas development, production and processing. Certain of these costs may ultimately be borne by the Company. Management does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings or the competitive position of the Company in the oil and natural gas industry.

The preceding discussion of regulation of the oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which the Company's operations, services, and revenues may be subject.

9. RECENT EVENTS

The Company has begun marketing and signing up well operators for it proprietary process. The Company has several well operator contracts. These contracts represent companies with over 2,500 wells to be treated. The Company is compensated for the well treatments based upon success and yield increases. The well operator pays the Company $40,000 or two month's increased production, whichever is less. After this initial payment, the Company also receives 50% of the increase in production, paid monthly. (these sums do not include the land lease overrides or state [production taxes, which generally comprise about 20% of the total yield.) For example, if a well is producing 3 barrels of oil per day, prior to treatment, the Company is only paid a production override above the 3 barrels per day. If, in this example, the production increase to 103 barrels per day, the Company would receive approximately 40 barrels per day after the first two months, when considering the land lease override and state production taxes.

ITEM 2. DESCRIPTION OF PROPERTIES

         PROPERTIES

         The Company currently leases facilities consisting of approximately 2,700, square feet of office space in Boca Raton, Florida pursuant to a five year lease, with initial monthly base rental amount of $5,300, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services and electricity.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The  Company's  Common  Stock is traded on the OTCBB  under the  symbol
"GETC." The following sets forth the range of high and low closing bid prices for the Common Stock as reported on NASDAQ during each of the periods presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

         Period                               High             Low
          1999
          ----
         Fourth Quarter                       $9.00           $3.50

          2000
          ----
         First Quarter                        $7.75           $3.25


 The Company believes that as of April 6 there were approximately 139 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and currently does not expect to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The Company is in the development stage. Since its inception in February 2, 1998(Inception), the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has generated no revenue and has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($803,536). These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees, which have aggregated $664,633 since inception. Losses are expected to continue through fiscal year 2000.

Research and development expenses for the period February 2, 1998(Inception) through December 31, 1998 were $0 compared to $119,500 for the year ended December 31, 1999, an increase of $119,500. These increases were due to the Company's payment of fees to FR&PC ALTAI for training.

General and administrative expenses increased from $279,022 for the period February 2, 1998 (Inception) through December 31,1998 to $521,829 for the fiscal year ended December 31, 1999. An increase of $242,807 the increases were due to additional employees hired, and increased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications.

LIQUIDITY AND CAPITAL RESOURCES

The Company borrowed $120,000 in November 1999. The terms of the loan are for monthly interest payments at an annualized rate of 12.5% per annum. As of December 31, 1999 the first interest payment had not been made. The note is payable in November 2000. The Company has pledged .42% of all common stock outstanding at the date of issuance. Since the Company has missed its first interest payment the lender has the right to acceleration.

The Company borrowed $119,500 in November 1999. The loan is due November 2001. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

During 1999 the Company completed a private placement of 165,678 shares of common stock at prices ranging from $2.38 to $3.50 per share. The Company issued these shares for gross proceeds of $417,225. The Company also issued 7,840 shares of common stock for services valued at $32,538. The Company issued 20,000 shares of common stock for legal services to be rendered valued at $110,250. The Company is currently seeking sources for additional interim and long-term financing.


IMPACT OF YEAR 2000

 We are aware of the issues associated with the programming code in existing computer systems associated with the Year 2000. The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the Year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the Year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. While we have only limited hardware and software in use, we have reviewed all software and hardware used internally by us in all support systems to determine whether they are Year 2000 compliant. All of our existing software has already been upgraded by the manufacturer or was recently purchased and is Year 2000 compliant. Therefore, we believe our existing systems are Year 2000 compliant. We believe that systems purchased in the future will also be Year 2000 compliant, and we will receive appropriate confirmation and demonstrations in connection with any purchases.

Since we have only limited systems, hardware, software, equipment and appliances given our phase of development, we do not believe that the total cost for Year 2000 compliance will be material.

We cannot, however, predict the effect of the Year 2000 issue on companies with which we transact business. Therefore, we cannot assure you that the effect of the Year 2000 issue on these companies will not have a material negative effect on our business, financial condition or results of operations.

We use third-party equipment, software and content, including non-information technology systems, such as our security system, building equipment and non-capital IT systems with embedded microcontrollers that may not be Year 2000 compliance. However, virtually all of these purchases are recent acquisitions or we have had assurance from service providers that they are Year 2000 compliant. As a result of these factors, our contingency plan is primarily focused on locating back-up suppliers and service providers for critical systems. For example, while we believe our current local web hosting provider is Year 2000 compliant since we have confirmations from them, we have arranged back-up service from another web-hosting provider from whom we also received compliance confirmation. In addition, in order to minimize potential adverse Year 2000 compliance problems, we have established certain procedures.

 These procedures include designating our primary information technology officer to identify, correct, test and implement solutions to Year 2000 problems as they arise. In addition, we have also added additional inventory of products and components to allow us to remain operational, if third-party vendors incur Year 2000 problems. We do not have any other contingency plans to address Year 2000 issues and we do not intend to do so.

If our software and computer systems and those of our third-party suppliers should fail to be Year 2000 compliant, it would have a material adverse effect on us. A significant disruption of the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have a material negative effect on demand for our products and services and would have a material adverse effect on us. A reasonable worse case Year 2000 scenario could involve a major failure of our material systems or our vendors' material systems or failure of the Internet to be Year 2000 compliant.

These could have material adverse consequences for us. These consequences would include difficulties or interruptions in operating our website effectively, taking customer orders, processing orders, making deliveries or conducting other fundamental parts of our business.

To date, we have not experienced any Year 2000 computer problems. Also, we are not aware of any Year 2000 problems experienced by our vendors. We will, however, continue to monitor the situation in the event any problems occur during the year.


ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                          F-2

Balance Sheet                                                         F-3

Statements of Operations                                              F-4

Statement of Stockholders' Deficit                                    F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                  F-7 - F-12

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Geotec Thermal Generators, Inc.


We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 1999 and for the period February 2, 1998 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. (a development stage enterprise) as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period February 2, 1998 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has no significant revenue from operations. It is utilizing technology which may require substantial expenditures to successfully market. The Company must successfully complete its marketing efforts. As a result the Company may need additional funds. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties.

                                          /S/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants


New York, New York
March 22, 2000

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 1999



                                     ASSETS

CURRENT ASSETS
  Cash                                               $          24,393
  Inventories                                                  129,960
                                                          ----------------
     TOTAL CURRENT ASSETS                                      154,353
                                                          ----------------

PROPERTY AND EQUIPMENT, net                                      7,612

ORGANIZATION COSTS, net                                            622

DEPOSIT                                                         16,878
                                                          ----------------

                                                     $         179,465
                                                          ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses              $           9,738
  Note payable                                                 120,000
                                                          ----------------
    TOTAL CURRENT LIABILITIES                                  129,738
                                                          ----------------

NOTE PAYABLE                                                   119,500
                                                          ----------------

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000
    shares authorized; 20,737,775 shares
    issued and outstanding                                      20,738
  Additional paid-in capital                                   823,275
  Deferred compensation                                       (110,250)
  Accumulated deficit                                         (803,536)
                                                          ----------------
    TOTAL STOCKHOLDERS' DEFICIT                                (69,773)
                                                          ----------------

                                                     $         179,465
                                                          ================









                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                      Cumulative
                                                                        February 2, 1998            February 2, 1998
                                              Year Ended              (Inception) through         (Inception) through
                                           December 31, 1999           December 31, 1998           December 31, 1999
                                        -----------------------    ------------------------    ------------------------


REVENUES                                   $         -              $            -              $            -

COSTS AND EXPENSES:
  General and administrative                   521,829                     279,022                     800,851
                                            -----------                  ----------                 -----------

OPERATING LOSS                                (521,829)                   (279,022)                   (800,851)

OTHER EXPENSES
  Interest (expense) income                     (4,058)                      1,373                      (2,685)
                                            -----------                  ----------                 -----------

NET LOSS                                   $  (525,887)             $     (277,649)             $     (803,536)
                                            ===========                  ==========                 ===========

BASIC AND DILUTED NET LOSS PER SHARE       $     (0.03)             $        (0.01)             $        (0.04)
                                            ===========                 ===========                 ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                        20,716,728                  20,714,775                  20,715,796
                                            ==========                 ============                 ===========

























                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT




                                          Common stock        Additional
                                        ---------------------  Paid -in        Deferred          Accumulated
                                        Shares        Amount   Capital        Compensation         Deficit           Total
                                        --------------------- ----------   -----------------    ------------    ----------------

Balance at February 2, 1998 (Inception) 2,000,000  $  2,000   $ 282,000    $            -       $         -      $    284,000

  Net loss                                      -         -           -                 -          (277,649)         (277,649)
                                       ----------   -------    ---------    ----------------    ------------    ----------------

Balance at December 31, 1998            2,000,000     2,000     282,000                 -          (277,649)            6,351

  Issuance of common stock pursuant
  to exchange agreement                18,544,257    18,544     (18,544)                -                 -                 -
  Issuance of common stock                165,678       166     417,059                 -                 -           417,225
  Stock issued for services                27,840        28     142,760          (110,250)                -            32,538
  Net loss                                      -         -           -                 -          (525,887)         (525,887)
                                      -----------   -------    ---------    ----------------    ------------    ----------------

Balance at December 31, 1999          20,737,775   $ 20,738   $ 823,275    $     (110,250)      $  (803,536)      $   (69,773)
                                      ===========   =======    =========    ================    ============    ================









































                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative
                                                                         February 2, 1998            February 2, 1998
                                               Year Ended              (Inception) through         (Inception) through
                                            December 31, 1999           December 31, 1998           December 31, 1999
                                         ------------------------    ------------------------    ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $         (525,887)         $      (277,649)            $      (803,536)
                                         ------------------------    ------------------------    ------------------------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization                       3,568                    1,753                       5,321
  Stock issued for compensation                      32,538                        -                      32,538

  Changes in assets and liabilities:
    Increase in inventories                        (129,960)                       -                    (129,960)
    Increase in organizational costs                      -                   (1,242)                     (1,242)
    Increase in deposits                            (16,878)                       -                     (16,878)
    Increase (decrease) in accounts
      payable and accrued expenses                    8,847                      891                       9,738
                                         ------------------------    ------------------------    ------------------------
NET CASH USED IN OPERATING ACTIVITIES              (627,772)                (276,247)                   (904,019)
                                         ------------------------    ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (4,581)                  (7,732)                    (12,313)
                                         ------------------------    ------------------------    ------------------------
NET CASH USED IN INVESTING ACTIVITIES                (4,581)                  (7,732)                    (12,313)
                                         ------------------------    ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                    239,500                        -                     239,500
  Proceeds from issuance of common stock            417,225                  284,000                     701,225
                                         ------------------------    ------------------------    ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           656,725                  284,000                     940,725
                                         ------------------------    ------------------------    ------------------------

NET INCREASE (DECREASE) IN CASH                      24,372                       21                      24,393

CASH, beginning of period                                21                        -                          21
                                         ------------------------    ------------------------    ------------------------

CASH, end of period                      $           24,393          $            21             $        24,414
                                         ========================    ========================    ========================


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Income taxes                         $                -          $             -             $             -
                                         ========================    ========================    ========================
    Interest                             $                -          $            43             $            43
                                         ========================    ========================    ========================

Non-cash investing and financing activity:
  Common stock issued for services       $          110,250          $             -             $       110,250
                                         ========================    ========================    ========================


















                        See notes to financial statements

                     GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                      YEAR ENDED DECEMBER 31, 1999 AND FROM
         FEBRUARY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998

1.ORGANIZATION:

          Geotec Thermal Generators, Inc. ("Geotec" or the "Company") was incorporated on February 2, 1998, in the state of Florida. The Company is in the Development stage as of December 31, 1999.

          The Company's intends to commercialize the Russian Federations's technology for secondary oil and gas recovery in North, Central and South America. The technology has been used on approximately 30,000 Russian wells to date. The Company was formed to complete the initial development contract, which was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long tem exclusive contract for the geographic area as mentioned above

         During October 1999, the Company was acquired by Kennsington, Inc. ("Kennsington") for 18,714,775 shares of Kennsington common stock for all of the equity of the Company. As a result of this transaction the principals of Geotec received approximately 90% of the total outstanding common stock of Kennsington. Upon completion of the transaction there were 20,714,775 shares of Kennsington issued and outstanding. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of the Company, pursuant to which the Company is treated as the continuing entity. In November of 1999, Kennsington changed its name to Geotec Thermal Generators, Inc. as part of the merger of its subsidiary into itself.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  A. Basis of Presentation - The Company is in the development stage and their operations are subject to all the risks inherent with an emerging business enterprise. The Company has incurred an operating loss of approximately $804,000 from February 2, 1998 (inception) through December 31, 1999. No assurance exist that the Company will not encounter substantial delays and expenses related to the financing of its successful completion of its product development and marketing effort and / or other unforseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company. Based on the Company's current plans and assumptions, the Company believes its cash on-hand and subsequent financing will be sufficient to fund its anticipated operations through December 31, 2000.

  B. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  C. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

  D. Inventories - Inventories are stated at lower of cost or market on the first-in, first-out method of inventory valuation.


  E.      Property  and  equipment - Property  and  equipment is stated at cost.
          Depreciation   of  property  and  equipment  is  computed   using  the
          straight-line method over the estimated useful lives of the assets.

  F. Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock - Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

  G. Concentration of risk - Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivables. The Company invests its excess cash in high quality short-term liquid money market instruments with major financial institutions and the carrying values approximate their market value. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

  H. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

  I. Net loss per share - Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

  J. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

  K. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

3.INVENTORIES

          The Company as part of their Technology  Transfer  agreement (see Note
          5) was required to purchase gas generator units. These gas generators can be used only once for each attempt at oil and gas recovery for each well.

4.PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of December 31, 1999:

          Furniture and Fixtures        5 Years    $           684
          Data processing equipment     3 Years             11,628
                                                        -------------
                                                            12,312
          Less: accumulated depreciation                    (4,700)
                                                        -------------
                                                   $         7,612
                                                        =============

5.LICENSING AGREEMENTS

          In February 1999 the Company entered into an agreement with the Federal State Unitary Enterprise, a company of the Russian Federation. The agreement calls for the Company to purchase the technology rights for secondary oil and gas recovery for $119,500. This purchase also includes the use of Russian specialists in the development of a viable technology for the Company. Due to the technology being in a development stage the purchase has been expensed as research and development for the year ended December 31, 1999.

6.NOTES PAYABLE

          In November 1999, the Company borrowed $120,000 from a Bahamian company. The terms of the loan are for the monthly interest payments at an annualized rate of 12.50% per annum. As of December 31, 1999 the first interest payment has not been made. The principal of the loan is to be paid one year from the date of issuance. The Company has pledged .42% of all common stock outstanding on the date of the note's issuance. Since the Company has missed its first interest payment the lender has the right of acceleration.

          In November 1999, the Company borrowed $119,500 from a Investment Trust based in Bermuda, in order to facilitate the purchase of its technology rights (Note 5). The loan is due in November 2001, two years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

7.COMMON STOCK

          The Company has completed a private placement of 165,678 shares of its common stock at prices ranging from $2.38 to $3.50 per share. The Company issued these shares for gross proceeds of $417,225. The Company also issued 4,840 shares of common stock for services.

          In December 1999 the Company issued 20,000 shares of common stock for legal services to be rendered. The shares were valued at $5.51 per share.

          In December 1999 the Company issued 3,000 shares common stock for consulting services rendered. The shares were valued at $5.51 per share.


8.INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                         Year ended
                                             ----------------------------------
                                             December 31, 1999 December 31, 1998
                                             ----------------- -----------------

           Taxes benefit computed
           at statutory rate                 $  (202,000)         $  (110,000)

           Losses for which no tax
           benefit utilized                      202,000              110,000
                                             ----------------- -----------------

           Net income tax benefit            $         -          $         -
                                             ================= =================


         The Company has a net operating loss carryforward for tax purposes totaling approximately $780,000 at December 31, 1999 expiring between the years 2014 and 2019.

         Listed below are the tax effects of the items related to the Company's net tax liability:



                                             December 31, 1999
                                           ---------------------

           Tax benefit of net
           operating loss carryforward       $   312,000

           Valuation Allowance                  (312,000)
                                           ---------------------
           Net deferred tax asset
           recorded                          $         -
                                           =====================

9.COMMITMENTS

  a. The Company leases a vehicle from a related party, under an operating lease expiring in February 2003.

          In December 1999, the Company entered into a five year lease for office space commencing April 2000.

          Future minimum rental payments under the non-cancelable operating lease are as follows:


                       Year ended December 31,

                               2000                 $             67,352

                               2001                               73,752

                               2002                               76,315

                               2003                               71,674

                               2004                               71,516

                               Thereafter                          5,974
                                                           -----------------
                                                    $            366,583
                                                           =================


  b. The Company entered into an agreement in December 1998 with the Russian Federation ("Supplier"), whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period. A total of 1,000 generators is required to be ordered in the first two years, with a minimum of 500 units per year in the subsequent eight years.


          The Company is obligated to purchase approximately $4,500,000 of generators over the next three years.

  c. Employment Agreements - In January 1999, the Company entered into five-year employment agreements with two officers. The total annual commitment to the Company for these agreements will aggregate $270,000.

          In July and December 1999, the Company entered into a 5 year employment agreement with two officers. The total annual commitment to the Company for these agreements will aggregate $135,000.

10.STOCK OPTIONS

          In 1999, 126,000 options were granted. In 1999, had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, The Company's net loss and loss per share would have increased to the pro forma amounts indicated below:


                                          As Reported              Pro Forma
                                     ----------------------     ----------------

            Net loss                    $ (509,349)              $ (558,349)

            Basic and diluted net
            loss per share              $     (.02)              $     (.03)


          The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 1999; dividend yield 0%, expected volatility 50%, risk free interest rate 7%, expected lives in years 5.

          The weighted average fair value of stock options granted during the year ended December 31, 1999 was $2.38. No employee stock options were granted in 1998.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9.  MANAGEMENT


                                   MANAGEMENT

         The following table sets forth certain information concerning the current directors of the Company and the executive officers of the Company:

                                    MANAGEMENT
The officers and directors of the Company are as follows:

Name                                Age        Position
--------------------------------------------------------------------------------

Daniel Pepe                         44         President and Chairman

W. Richard Lueck                    50         Chief Executive Officer, Director
Secretary/Treasurer

Martin Scott                        32         Chief Financial Officer

Albert O. Banahene                  38         Chief Petroleum Engineer

The following is a brief description of the business background of the directors/key employees of the Company.

Daniel Pepe has been Chairman and President of the Company since 1998. After consulting from 1996-1998 with FR&PC ALTAI, a Russian military research and production facility, he was offered the opportunity to develop their PGDBK Generators in the North, Central, and South America markets. Mr. Pepe worked directly with the firm and their Director General, and then successfully negotiated with the Russian Government, identifying opportunities for successful implementation of the technology into Asian markets.

From 1991 until 1996, Mr. Pepe served as President for Lexde Inc., a management company, which helped, identify opportunities for US companies to develop and market products in the former Soviet Union. While there, Mr. Pepe worked with US and Russian government agencies, gaining experience and forming strategic alliances with several organizations. In 1994, Mr. Pepe negotiated a contract with FR&PC ALTAI to develop the North American market for the use of their patented atomic-size nano diamond power within high technologies such as Chemical Vapor Deposition and Physical Vapor Deposition film coatings.

In 1991, Mr. Pepe formed WTE, an independent consulting company that identified opportunities for US companies to promote and market their products and services in the former Soviet Union, where he strengthened interpersonal relationships between the companies and high ranking personnel in the Soviet Union government. Mr. Pepe's entrepreneurial experience includes the founding and operating of successful businesses in a vast array of industries, including real estate, ship building, and residential commercial construction.

From 1985 until 1991, Mr. Pepe served as Vice President of Sales/Development for Ridgemont Construction, a New England real estate developer, where he helped develop and build residential and commercial projects throughout the region, with the initial project generating $13,000,000. From 1984-85, Mr. Pepe worked as a Sales Representative for PYA Monarch, a wholesale food distributor, where he refined his sales skills, opening new accounts and establishing many customer contacts.

From 1982-1984, Mr. Pepe was Manufacture Engineer for General Dynamics, where he was responsible for several manufacturing units, increasing worker output and improving the manufacturing process for various shipping vessels. From 1980-1982, Mr. Pepe was Plant Supervisor for Waganhiem Provisions, Inc., a food wholesale/distribution company, where he managed fifty (50) employees. Mr. Pepe is a member of the Society of Petroleum Engineers (SPE). Mr. Pepe received his BS in Industrial Engineering/Technology from Roger Williams University in 1980.

W. Richard Lueck has been the Chief Executive Officer, Secretary and a Director for the Company since its inception in 1998. Mr. Lueck has accumulated over 25 years of experience in financing, building, and managing of several biomedical companies, with jobs and duties covering executive management, marketing, technology acquisition, quality control and operations. Mr. Lueck also currently holds the positions of Executive Vice President for Freedom Motors, Ltd., a company providing rotary engine development, and President of Light Lift, Inc., a company specializing in patented portable scaffolding systems, where he has been responsible for the capitalization structure and obtaining financing for both high-growth companies.

From 1992  through  1996,  Mr.  Lueck served as  Executive  Vice  president  for
Cytoferon Corporation, where he was responsible for corporate restructuring, finance, marketing, and scientific development of Viragen, Inc. Mr. Lueck spearheaded Viragen's acquisition of Cytoferon Corporation. From 1988-89, Mr. Lueck was Senior Group manager for Coulter Electronics, where he specialized in marketing, product development, and technology transfers. From 1984 until 1988, Mr. Lueck served as Executive Vice President and Director for American Labor, a company specializing in coagulation and hematology products in the medical industry. From 1979 until 1981, Mr. Lueck served as Senior Marketing Manager for Warner-Lambert in Buffalo, NY, where he was involved in multi-plant marketing, manufacturing, and operations.

From 1972 until 1974, Mr. Lueck worked at the University of Minnesota, Masonic Hospital as a Research Scientist for Laboratory Operations, Cancer Research, and Virology. Mr. Lueck received his BS in Biological Sciences/Biochemistry from the University of Minnesota in 1974 and select MBA classes at Nova University and New York Institute of Technology from 1976-77.

Martin Scott, a certified public accountant, has been the Company's Chief Financial Officer since January 2000. Mr. Scott serves as Secretary and Treasurer and Principal Accounting and Financial Officer of Registry Magic, Incorporated (RMAG) since October 1997. From June 1996 until October 1997, he was employed as an Audit Supervisor by Millward & Co., CPAs. From October 1995
until June 1996, Mr. Scott served as Controller of ERD Waste Corp. (Nasdaq:ERDI), a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

Albert O. Banahene has been the Company's Chief Petroleum Engineer since September 1999. His petroleum industry experience span three continents; North America, Europe and Africa. Practical experience include reservoir engineering studies, reservoir simulation, well test analysis, production optimization, production forecasting, and oil/gas property evaluation.

Mr. Banahene was a Petroleum Engineer with JHR Corporation of Bridgeville, PA responsible for Reservoir Management and Production Optimization (1999). He also worked for Petroleum Reservoir Engineer for GeoKnowledge AS of Oslo developing models for prospect analysis and fiscal regimes (1998). Mr.Banahene acquired extensive Petroleum Production Operations and Reservoir Engineering experience on some West African fields including Nemba Field in Angola; Tano and Saltpond Fields in Ghana; and the Ibex, Kudu and Eland Fields in La Cote d'Ivoire. He worked with the Ghana National Petroleum Corporation for 8 years (1990-1998). During this tenure, he played a key role in developing strategies of integration of West African Energy Projects. He was a member with a dynamic role in a multi-disciplinary team (GNPC-Chevron) in developing some West African oil/gas fields to supply gas to regional thermal plants and other markets - an integrated project. He was part of a multi-disciplinary team (from the World Bank, Ministry of Finance, Ministry of Mines and Energy, National Petroleum and Electric Utility companies) tasked to rank and select proposed thermal power plants to complement existing hydroelectric system. Mr. Banahene has also been involved in petroleum production optimization in Bavli (Byelurus) and Rechitsa (Russia) oil fields in the late 1980's.

Albert O. Banahene earned a Masters of Engineering Degree from the Colorado School of Mines (1995). He also holds a Masters of Science in Petroleum Engineering from the Moscow Institute of Oil and Gas, Russia (1989). Albert has also earned credits towards the Master of Energy Management program offered at the Norwegian School of Mines in Norway (1998/99).

         During the year ended December 31, 1999, the Company's Board of Directors held meetings and took action by unanimous written consent a total of 12 times.

Board Committees and Related Information

NONE.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period for which this report relates.


ITEM 10. EXECUTIVE COMPENSATION
         The following table sets forth the aggregate compensation paid to Daniel Pepe and W. Richard Lueck (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 1999, which was $100,000 or more.

                                                  Securities       Other
Name and Principal          Fiscal                Underlying       Annual
Position                     Year   Salary  Bonus   Options     Compensation
--------                     ----   ------  -----   --------    ------------
Daniel Pepe                  1999  $107,752  -0-      -0-           -0-
President & Chairman         1998  $ 68,626  -0-      -0-           -0-

W. Richard Lueck,            1999  $ 37,002  -0-      -0-           -0-
Secretary & Treasurer & CEO  1998  $  1,600  -0-      -0-           -0-

Effective January 1, 1999, the Company entered into five-year employment agreements with each of Daniel Pepe and W. Richard Lueck providing for base annual salaries of $135,000, with their salary increasing to $250,000 per year when annual revenue reaches $5,000,000. The employees may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined.

OPTION GRANTS IN LAST FISCAL YEAR

The Company granted options to purchase 126,000 shares of common stock at an exercise price of $2.38 to Albert O. Banahene the Company's Chief Petroleum Engineer.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1999. No stock options were exercised by the Named Executive Officers during the period ended December 31, 1999. No stock appreciation rights were granted or are outstanding.

               Number of Unexercised Options   Value of Unexercised in the Money
                Held at December 31, 1999        Options at December 31, 1999
               -----------------------------  ----------------------------------


Name          Exercisable     Unexercisable     Exercisable     Unexercisable
--------      -----------     -------------     -----------     -------------
NONE              -                 -               -                 -


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:


                                                                                            PERCENTAGE OF
                                                                                             OUTSTANDING
NAME AND ADDRESS OF                                 SHARES OF COMMON STOCK                  SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                               BENEFICIALLY OWNED                    CIALLY OWNED(1)
-----------------------                          ----------------------------               ---------------

Daniel & Jodi Pepe........................                        787,500                            3.8%
W. Richard Lueck..........................                        787,500                            3.8%
ADRP NORM Trust (3).......................                      7,350,000                           35.4%
Honest Tee Control Trust (4)..............                      7,350,000                           35.4%
Walter Smith..............................                      1,575,000                            7.6%

All officers and directors
as a group (2 persons)....................                     16,275,000                           78.3%


(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date indicated above upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As December 31, 1999 there were 20,775,718 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432.

(3)      W. Richard Lueck is trustee.

(4)      Daniel and Jodi Pepe are trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties. In addition, any forgiveness of loans must be approved by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's counsel or independent counsel.

      The Company leases a vehicle from a related party, under an operating lease expiring in February 2003.
                                       15

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      A. EXHIBITS:

Number                     Description
Exhibit 1         Underwriting Agreement(1)

Exhibit 2         Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, Etc. (1)
Exhibit 3         Articles of Incorporation
                  By-laws (as amended) (1)

Exhibit 4         Instruments Defining the Rights of Security Holders Above (1)

Exhibit 5         Voting Trust Agreement (1)

Exhibit 6         Material Contracts (1)
Exhibit 7         Letter on Accountant Change (1)
Exhibit 8         Information on Subsidiaries (1)

Exhibit 9         Power of Attorney (1)

Exhibit 10.1      Employment Agreement with Daniel Pepe (*)

Exhibit 10.2      Employment Agreement with W. Richard Lueck(*)

Exhibit 10.3      Employment Agreement with Albert O. Bahahene (*)

Exhibit 10.4      Employment Agreement with Martin Scott (*)

Exhibit 10.5      Lease Agreement with Residuary Trust U/W Leroy E. Dettman (*)
----------------
*  Filed herewith

(1) Files as an exhibit to the Company's Registration Statement on Form 10SB12G/A (File No. 000-26315) as filed with and declared effective by the Commission on September 2, 1999.



B. REPORTS ON FORM 8-K:

(1) On November 30, 1999 the Company filed a current report on Form 8-K disclosing the reverse acquisition with Kennsingnton Capital Corp. and the changing of the Companies name to Geotec Thermal Generators, Inc.

(2)       On February  2, 2000 the Company  filed a current  report on Form 8-KA
          disclosing   the   pro  forma  financial  statements  of  the  reverse
          acquisition of the Company with Kennsington Capital Corp.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.


      DATE:April 13, 2000                      By:       /s/ Daniel Pepe
                                                            ---------------
                                                            President and COB


           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE:April 13, 2000                      /s/ Daniel Pepe
                                               ----------------
                                                   President and COB

      DATE:April 13, 2000                      /s/ W. Richard Lueck
                                               --------------------
                                                   CEO, Secretary and Treasurer


      DATE:April 13, 2000                      /s/ Martin P. Scott
                                               -------------------
                                               Chief Financial Officer, Director