Form 10QSB
period 2000-03-31
GEOTEC THERMAL GENERATORS INC
filed 2000-05-12
CIK 1087717

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        March 31, 2000
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

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

                                 (561) 447-7370
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,748,025 shares of Common Stock as of March 31, 2000.

                            Geotec Thermal Generators

                                      INDEX
                                                                         Page
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 2000                                   1

         Statements of Operations  (unaudited)  for the
         Three Months Ended March 31, 2000 and 1999
         and February 2, 1998 (inception) through March 31, 2000           2

         Statements of Cash Flows (unaudited) for the
         three Months Ended March 31, 2000 and 1999
         and February 2, 1998(inception) through March 31, 2000            3

         Notes to Financial Statements                                     4

Item 2.  Management's Discussion and Analysis and Plan of
         Operation                                                        5-6

Signatures                                                                 7

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                                     March 31,
                                                                        2000
                                                             -------------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash ........................................................  $   155,603
     Inventories .................................................      129,960

                                                                     ----------
         TOTAL CURRENT ASSETS ....................................      285,563
                                                                     ----------

PROPERTY AND EQUIPMENT, net ......................................       49,046

ORGANIZATION COSTS, net ..........................................          560

DEPOSITS .........................................................       16,879
                                                                    -----------
                                                                    $   352,048
                                                                     ==========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses ..........................$   64,106
     Note Payable ................................................      362,500
                                                                    -----------
         TOTAL CURRENT LIABILITES ................................      426,606
                                                                    -----------

NOTE PAYABLE ......................................................     119,500
                                                                    -----------

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 20,748,025 shares
          issued and outstanding,              ....................      20,748
     Additional paid-in capital ...................................   1,242,105
     Accumulated deficit ..........................................  (1,456,911)
                                                                     -----------
         TOTAL SHAREHOLDERS' DEFICIT ............................      (194,058)
                                                                     -----------

                                                                    $   352,048
                                                                      ==========





                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS



                                                                                                   Cumulative
                                                         For the Three Months                   February 2, 1998
                                                           Ended March 31,                     (Inception) through
                                                         2000                1999                March 31, 2000
                                                   -----------------    ---------------     --------------------------
                                                    (Unaudited)         (Unaudited)              (Unaudited)
REVENUES                                        $         -          $        -         $               -

COSTS AND EXPENSES:
     General and administrative                          645,194             34,920                 1,446,045
                                                   -----------------    ---------------           ------------
OPERATING LOSS
                                                        (645,194)           (34,920)               (1,446,045)
                                                   -----------------    ---------------          -------------

OTHER EXPENSES
    Interest expense                                      (8,181)              -                      (10,866)
                                                   -----------------    ---------------         ---------------

NET LOSS                                        $       (653,375)  $        (34,920)    $          (1,456,911)
                                                   =================    ===============      ===================

BASIC AND DILUTED NET LOSS PER SHARE            $          (0.03)       $    (0.00)     $               (0.07)
                                                   --------------         ------------            ------------
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                20,741,666             20,714,775            20,741,666
                                                   ==============         ==============          ============























                        See notes to financial statements
                                       2

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative
                                                                For the Three Months                  February 2, 1998
                                                                   Ended March 31,                   (Inception) through
                                                              2000                   1999               March 31 2000
                                                        ---------------------   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     (Unaudited)           (Unaudited)            (Unaudited)

   Net loss                                          $         (653,375)    $        (34,920)  $       (1,456,911)
                                                        -----------------       --------------    ---------------

   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and amortization                                  1,678                  878                6,999
   Deferred Compensation                                        110,250                 -                 110,250
   Stock issued for compensation                                388,840                 -                 421,378

   Changes in assets and liabilities:
        Increase in inventories                                    -                    -                (129,960)
        Increase in organizational costs                           -                    -                  (1,242)
        Increase in deposits                                       -                    -                 (16,879)
        Increase in accounts
          payable and accrued expenses                           54,367                   81               64,106
                                                        -----------------       --------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                           (98,240)             (33,961)          (1,002,259)
                                                        -----------------       --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property and equipment                            (43,050)                -                 (55,363)
                                                        -----------------       --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                           (43,050)                -                 (55,363)
                                                        -----------------       --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                242,500                 -                 482,000
  Proceeds from issuance of common stock                         30,000               37,600              731,225
                                                        -----------------       --------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       272,500               37,600            1,213,225
                                                        -----------------       --------------    ---------------

NET INCREASE IN CASH                                            131,210                3,639              155,603

CASH, beginning of period                                        24,393                   21                 -
                                                        -----------------       --------------    ---------------
CASH, end of period                                  $          155,603     $          3,660  $           155,603
                                                        -----------------       --------------    ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Income taxes                                    $             -        $         -        $          -
                                                        -----------------       --------------    ---------------
          Interest                                   $            4,038     $         -        $               43
                                                        -----------------       --------------    ---------------
Non-cash investing and financing activity:
  Common stock issued for services                   $          388,840     $         -        $          421,378
                                                        -----------------       --------------    ---------------


                       See notes to financial statements
                                       3

                            Geotec Thermal Generators
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1999.


2.PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of March 31, 2000:


 Furniture and Fixtures     5 Years               $ 30,677
 Data processing equipment  3 Years                 24,685
                                                ---------------
                                                    55,362
Less: accumulated depreciation                      (6,316)
                                                ------------
                                                 $  49,046
                                               =============



3. NOTES PAYABLE

         In November 1999, the Company borrowed $120,000 from a Bahamian Company. The terms of the loan are for the monthly interest payments at an annualized rate of 12.50%. The principal of the loan is to be paid one year from the date of issuance. The Company has pledged .42% of all common stock outstanding on the date of the note's issuance.

         In November 1999, the Company borrowed $119,500 from a Investment Trust based in Bermuda. The loan is due in November 2001, two years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

         In  March 2000 the  Company  borrowing  a total of  $242,500  from four
         investors   the notes  bear  interest  at 12.5%  per annum and  payable one year from date of issuance.



4.COMMON STOCK

          The Company has completed a private placement of 10,250 shares of its common stock at prices ranging from $2.50 to $3.20 per share.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct


         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.


OVERVIEW

The Company was incorporated in the state of Florida in February 1998 to provide services in the energy industry. The Company has plans to begin full operations in the second quarter of 2000.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, identified in the industry as Gas Generators (TM) (or the Generators), is designed to produce a thermo-chemical treatment of oil and gas wells, in order to restore and increase output capacities, thereby enabling increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, FR&PC ALTAI, for the USSR Ministry of Geology. This increase in oil production can be measured in barrels per year, with one barrel of oil valued at approximately US$25.00 as of March 2000. The Company was granted an exclusive license to import the Generators for use in the oil and gas exploration industry in August 1997 and three subsequent contracts comprise the patentability, long-term agreement and transfer of technology.

RESULTS OF OPERATIONS

The Company is in the development stage. Since February 2, 1998(Inception), the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has generated no revenue and has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($1,456,911). These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees, which have aggregated $1,019,487 since inception. The Company expects to generate revenues during the second quarter of the fiscal year, although losses are expected to continue through fiscal year 2000.

General and administrative expenses increased from $34,920 for the quarter ended March 31, 1999 to $645,194 for the quarter ended March 31, 2000, an increase of $610,274. The increases were due to additional employees hired, and increased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications. The Company also incurred a charge of $388,840 for stock options issued for public relations.

INVESTING ACTIVITIES

The Company purchased $43,050 of data processing equipment and furniture and fixtures.

LIQUIDITY AND CAPITAL RESOURCES

In November 1999, the Company borrowed $119,500 from a Investment Trust based in Bermuda. The loan is due in November 2001, two years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

In March 2000 the Company borrowing a total of $242,500 from four investors the notes bear interest at 12.5% per annum and payable one year from date of issuance.

In March 2000 the Company borrowed a total of $242,500 from four investors the notes bearing interest at 12.5% per annum and are due in March 2001.

The Company has completed a private placement of 10,250 shares of its common stock at prices ranging from $2.50 to $3.20 per share.

In April 2000 the Company completed a private placement of 100,000 shares of common stock at a price of $3.00 per share. The proceeds will be used to fund the Company's operations while it obtains more permanent financing.

PART II. OTHER INFORMATION

ITEM 1 - 8.

                  NONE

                                    PART III




                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.


      DATE:May 12, 2000                           By:       /s/ Daniel Pepe
                                                            ---------------
                                                            President and COB


           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE:May 12, 2000                         /s/ Daniel Pepe
                                               ----------------
                                               President and COB

      DATE:May 12, 2000                         /s/ W. Richard Lueck
                                               ---------------------
                                               CEO, Secretary and Treasurer


      DATE:May  12, 2000                        /s/ Martin P. Scott
                                               -------------------
                                               Chief Financial Officer, Director