Form 10QSB
period 2000-06-30
GEOTEC THERMAL GENERATORS INC
filed 2000-08-14
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        June 30, 2000
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                             Commission file number
                                     0-26315
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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,469,774 shares of Common Stock as of July 31, 2000.

                            Geotec Thermal Generators

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - June 30, 2000                                         2

         Statements  of  Operations  (unaudited)  for the
          Three and Six Months Ended June 30, 2000 and 1999
          and February 2, 1998(inception) through June 30, 2000                3

         Statement of Cash Flows  (unaudited)  for the Six
          Months Ended June 30, 2000 and 1999 and
          February 2, 1998 (inception) through June 30, 2000                   4

         Notes to Financial Statements                                     5 - 6

Item 2.  Management's Discussion and Analysis and Plan of                  7 - 8
         Operation

PART II. OTHER INFORMATION
Item 6.    Exhibits and reports on Form 8-K                                    9
Signatures                                                                    10

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)
                                  BALANCE SHEET

                                     ASSETS
                                                                                         June 30,
                                                                                           2000
                                                                                       (Unaudited)
                                                                                   -------------------

CURRENT ASSETS
     Cash                                                                        $          133,460
     Accounts Receivable                                                                     71,615
     Inventories                                                                             50,540
     Prepaid Expenses                                                                        25,000
                                                                                   -------------------
         TOTAL CURRENT ASSETS                                                               280,615
                                                                                   -------------------

PROPERTY AND EQUIPMENT, net                                                                  53,457

ORGANIZATION COSTS, net                                                                         496

OTHER ASSETS                                                                                 19,522
                                                                                   -------------------
                                                                                 $          354,090
                                                                                   ===================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                       $          104,067
     Notes Payable                                                                          355,000
                                                                                   -------------------
         TOTAL CURRENT LIABILITES                                                           459,067
                                                                                   -------------------

NOTES PAYABLE                                                                               119,500
                                                                                   -------------------

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 21,465,274 shares
          issued and outstanding                                                             21,465
     Additional paid-in capital                                                           3,436,636
     Deferred compensation                                                                 (664,889)
     Accumulated deficit                                                                 (3,017,689)
                                                                                   -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                                        (224,477)
                                                                                   -------------------

                                                                                 $          354,090
                                                                                   ===================





                        See notes to financial statements
                                        2

                        GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS

                                                                                                                    Cumulative
                                                                                                                     February 2,
                                                                                                                        1998
                                                                                                                     (Inception)
                                                  For the Three Months                  For the Six Monhts             through
                                                      Ended June 30                       Ended June 30,               June 30,
                                                  2000             1999              2000              1999              1999
                                             ===============  ===============   ===============   ================  ===============

                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

REVENUES                                  $          71,615 $              -  $         71,615  $               - $         71,615


COST OF GOOD SOLDS                                  138,012                -           150,418                  -          150,418
                                             ---------------  ---------------   ---------------   ----------------  ---------------

GROSS LOSS                                          (66,397)               -           (78,803)                 -          (78,803)

COSTS AND EXPENSES:

     General and administrative                     281,641          116,127           525,589            151,047        1,326,440
     Stock compensation expense                   1,198,110                -         1,586,950                  -        1,586,950
                                             ---------------  ---------------   ---------------   ----------------  ---------------

OPERATING LOSS                                   (1,546,148)        (116,127)       (2,191,342)          (151,047)      (2,992,193)

OTHER EXPENSES
    Interest (expense)                              (14,630)               -           (22,811)                 -          (25,496)
                                             ---------------  ---------------   ---------------   ----------------  ---------------

NET LOSS                                  $      (1,560,778)$       (116,127) $     (2,214,153) $        (151,047)$     (3,017,689)
                                             ===============  ===============   ===============   ================  ===============


BASIC AND DILUTED NET LOSS PER SHARE      $           (0.07)$          (0.01) $          (0.11) $           (0.01)$          (0.14)
                                             ===============  ===============   ===============   ================  ===============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                           21,086,512       20,552,363        20,914,465         20,558,048       20,914,465
                                             ===============  ===============   ===============   ================  ===============
















                        See notes to financial statements
                                       3

                         GEOTEC THERMAL GENERATORS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                              Cumulative
                                                                For the Six Months         February 2, 1998
                                                                  Ended June 30           (Inception) through
                                                                                               June 30,
                                                               2000            1999              1999
                                                          --------------- --------------- --------------------
                                                          (Unaudited)     (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           $    (2,214,153) $      (151,047)$         (3,017,689)
                                                          --------------- --------------- --------------------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                              5,729            1,715               11,050
       Deferred compensation                                    174,360                -              174,360
       Issuance of common stock options                         388,840                -              388,840
       Stock issued for compensation                          1,134,000                -            1,166,538

     Changes in assets and liabilities:
       Increase in accounts receivable                          (71,615)               -              (71,615)
       Decrease (increase)in inventories                         79,420                -              (50,540)
       Increase in prepaid expenses                             (25,000)               -              (25,000)
       Increase in organizational costs                               -                -               (1,242)
       Increase in other assets                                  (2,643)               -              (19,521)
       Increase  in accounts
         payable and accrued expenses                            94,329            1,370              104,067

                                                          --------------- --------------- --------------------
NET CASH USED IN OPERATING ACTIVITIES                          (436,733)        (147,962)          (1,340,752)
                                                          --------------- --------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and equipment                         (51,448)            (683)             (63,761)
                                                          --------------- --------------- --------------------
NET CASH USED IN INVESTING ACTIVITIES                           (51,448)            (683)             (63,761)
                                                          --------------- --------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                             235,000                -              474,500
     Proceeds from issuance of common stock                     362,248          184,000            1,063,473
                                                          --------------- --------------- --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       597,248          184,000            1,537,973
                                                          --------------- --------------- --------------------

NET INCREASE (DECREASE) IN CASH                                 109,067           35,355              133,460

CASH, beginning of period                                        24,393               21                    -
                                                          --------------- --------------- --------------------

CASH, end of period                                     $       133,460  $        35,376 $            133,460
                                                          =============== =============== ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                                  $             -  $             - $                  -
                                                          =============== =============== ====================
          Interest                                      $         4,825  $             -                4,868
                                                          =============== =============== ====================

Non-cash investing and financing activity:
     Common stock issued for services                   $       729,000  $             - $            839,250
                                                          =============== =============== ====================





                       See notes to financial statements

                            Geotec Thermal Generators
                          Notes to Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the Three-month and Six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1999.


2.PROPERTY AND EQUIPMENT

          Property and equipment  consisted of the following as of June 30, 2000


          Furniture and Fixtures        5 Years    $        32,829
          Data processing equipment     3 Years             30,931
                                                        -------------
                                                            63,760
          Less: accumulated depreciation                   (10,303)
                                                        -------------
                                                   $        53,457
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

In March 2000 the Company borrowing a total of $235,000 from four investors the notes bear interest at 12.5% per annum and payable one year from date of issuance.


4.COMMON STOCK

In March the Company completed a private placement of 10,250 shares of its common Stock.

In April 2000 the Company issued 200,000 shares of common stock to a consultant for financial services.

In April 2000 the Company issued 378,000 shares of common stock to three employees.

In April 2000 the Company completed a private placement of 100,000 shares of common stock. In connection with this placement the Company also issued 50,000 common stock warrants expiring April 2003. Each Warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000 the Company has completed a private placement of 9,250 shares of its common stock.

In June 2000 the Company issued 30,000 shares of common stock for investor relation services.


5. STOCK ISSUED FOR COMPENSATION

The Company issued 200,000 shares of common stock for financial consulting services. The term of the agreement is from April 22, 2000 until April 22, 2001. The Company recorded deferred compensation of $600,000 and is amortizing the cost over the term of the agreement.

The Company issued 30,000 shares of common stock for public relation services. The term of the agreement is from June 30, 2000 until June 30, 2001. The Company recorded deferred compensation of $129,000 and is amortizing the costs over the term of the agreement.

The Company issued 378,000 shares of common stock to three employees. The Company recorded an expense of $1,134,000 associated with the issuance.

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


RESULTS OF OPERATIONS

The Company is in the development stage. Since its inception in February 2, 1998(Inception), the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has generated nominal revenue and has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($3,017,689). These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees, which have aggregated $1,326,440 since inception. Losses are expected to continue through fiscal year 2000.

Revenue increased from $0 for the three and six months ended June 30, 1999 to $71,615 for the three and six months ended June 30, 2000. In May 2000 the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks and when full, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later.

While the costs are incurred up front, the well revenue can last for many months or years, without additional expense to the Company. The revenues posted in this report are indicative of less than two months production for the minority of wells treated.

Cost of good sold increased from $0 for the three and six months ended June 30, 1999 to $138,012 for the three and $150,418 for the six months ended June 30, 2000. Cost of good sold represents the cost incurred with treating the company initial wells. Even though the Company expects future revenue from these treatments it has elected to expenses costs as they are incurred.

General and administrative expenses increased from $116,127 for the three months ended June 30, 1999 to $281,641 for the three months ended June 30, 2000. An increase of $165,514. General and administrative expenses increased from $151,047 for the six months ended June 30, 1999 to $525,589 for the six months ended June 30, 2000. An increase of $374,542. The increases were due to additional employees hired, and increased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications.

Stock compensation expense increased from $0 for the three months ended June 30, 1999 to $1,198,100 for the three months ended June 30, 2000. Stock compensation expense increased from $0 for the six months ended June 30, 1999 to $1,586,950 for the six months ended June 30, 2000. The Company issued common stock to three employees of the Company and issued common stock for financial consulting and public relation services.

LIQUIDITY AND CAPITAL RESOURCES

In November 1999, the Company borrowed $119,500 from an Investment Trust based in Bermuda. The loan is due in November 2001, two years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

In March 2000 the Company borrowing a total of $242,500 from four investors the notes bear interest at 12.5% per annum and payable one year from date of issuance.

In March 2000 the Company borrowed a total of $242,500 from four investors the notes bearing interest at 12.5% per annum and are due in March 2001.

In March the Company completed a private placement of 10,250 shares of its common stock at prices ranging from $2.50 to $3.20 per share.

In April 2000 the Company issued 200,000 shares of common stock to a consultant for financial services. The contract expires April 2001.

In April 2000 the Company issued 378,000 shares of common stock to three employees.

In April 2000 the Company completed a private placement of 100,000 shares of common stock at a price of $3.00 per share. In connection with this placement the Company also issued 50,000 common stock warrants expiring April 2003. Each Warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000 the Company has completed a private placement of 9,250 shares of its common stock at prices ranging from $4.00 to $5.00 per share net of offering expenses of $8,250.

In June 2000 the Company issued 30,000 shares of common stock for investor relation services.

         The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

In March the Company completed a private placement of 10,250 shares of its common Stock.

In April 2000 the Company issued 200,000 shares of common stock to a consultant for financial services.

In April 2000 the Company issued 378,000 shares of common stock to three employees.

In April 2000 the Company completed a private placement of 100,000 shares of common stock. In connection with this placement the Company also issued 50,000 common stock warrants expiring April 2003. Each Warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000 the Company has completed a private placement of 9,250 shares of its common stock.

In June 2000 the Company issued 30,000 shares of common stock for investor relation services.


ITEM 5.  Other Information

On July 12 the Company and the Marquardt Family Trust, a European Trust has purchased Emerald Production and Restoration Company. For its assistance in the transaction the Company received 5% ownership. The Marquardt Family Trust and Phoenix Foundation (also owned by the family trust) have investments in other oil wells in Colorado, gold mines and other businesses in the U.S. and Europe. The Company will retain its production override of 50% of the increased hydrocarbon production and, in addition, own 5% of Emerald Production and Restoration. Engineering is ongoing and all wells, are expected to be treated, by the Geotec process by the end of the fourth quarter. The Marquardt Trust has previously owned 23% of Emerald and has increased its ownership to majority position of 90%.

On August 2, 2000, the Company entered into a Private Equity Line of Credit Agreement with Investwell Investments Ltd. ("IIL") pursuant to which the Company will have the right to sell to IIL up to 6,000,000 shares of its Common Stock following effectiveness of the Company's registration statement relating to the transaction. Under the Agreement, Geotec would have the right to provide put notices for its Common Stock in amounts not less than $200,000 nor in excess of the lesser of $2,500,000 or 15% of the weighted average price of its Common Stock during the applicable trading period multiplied by the total trading volume of Geotec Common Stock during this trading period. The purchase price for these shares is equal to 88% of the specified market price during the evaluation period for the put. The Company also issued to IIL a warrant to purchase 500,000 shares of Common Stock of the Company, which is exercisable during its three-year term at an exercise price of $4.89, subject to certain adjustments as provided in the warrant. Under the terms of the Agreement, the Company is also authorized to issue separate warrants equal to 50% of the number of shares purchased by IIL in each put transaction based on the price of the Common Stock purchased as part of the put arrangement. Geotec has agreed to file a registration statement for the transaction within 60 days of the date of execution of the contract. The Company has also agreed to limit future financing during the commitment period of the Agreement, subject to various exceptions and financings in which IIL would have a right of first refusal.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  10.10     Escrow Agreement Equity Line of Credit
                  10.7     Private Equity Line of Credit
                  10.8     Registration Rights Agreement
                  10.9     Stock Purchase Warrant
                  10.6    Securities Placement Agent Agreement
                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports were filed during the period ended June 30, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.



      DATE:August 14, 2000                      By: /s/ Daniel Pepe
                                                    ---------------
                                                    President and COB


          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      DATE:August 14,2000                      /s/ Daniel Pepe
                                               ----------------
                                               President and COB


      DATE:August 14, 2000                     /s/ W. Richard Lueck
                                               --------------------
                                               CEO, Secretary and Treasurer



      DATE:August 14, 2000                     /s/ Martin P. Scott
                                               -------------------
                                               Chief Financial Officer