Form 10QSB
period 2000-09-30
GEOTEC THERMAL GENERATORS INC
filed 2000-11-13
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        September 30, 2000
                                         ------------------------------

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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,492,774 shares of Common Stock as of September 30, 2000.

                         Geotec Thermal Generators, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 2000                                    1

         Statements of Operations (unaudited) for the Three
         and nine Months Ended September 30, 2000                              2

         Statements of Cash Flows (unaudited) for the three
         and nine Months Ended September 30, 2000 and 1999                     3

         Notes to Financial Statements                                         4

Item 2.  Management's Discussion and Analysis and Plan of
         Operation                                                           5-6

PART II. OTHER INFORMATION
Item 6.   Exhibits and reports on Form 8-K                                     7
Signatures                                                                     8

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET

                           Assets                                  September 30,
                                                                       2000
                                                                    (Unaudited)

CURRENT ASSETS
     Cash                                                     $          36,437
     Accounts Receivable, net                                            76,131
     Inventories                                                         50,540
     Prepaid Expenses, net                                               18,700
     Due from Officer                                                     3,522
                                                              ------------------
         TOTAL CURRENT ASSETS                                           185,330
                                                              ------------------

PROPERTY AND EQUIPMENT, net                                              50,352

ORGANIZATION COSTS, net                                                     435

OTHER ASSETS                                                             26,786

                                                              ------------------
                                                              $         262,903
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS" DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $         198,356
     Note Payable                                                       434,445
                                                              ------------------
         TOTAL CURRENT LIABILITES                                       632,801
                                                              ------------------

NOTE PAYABLE                                                            119,500
                                                              ------------------

SHAREHOLDER'S DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 21,492,774 shares
          issued and outstanding                                         21,492
     Additional paid-in capital                                       3,495,607
     Deferred Compensation                                              (96,838)
     Accumulated deficit                                             (3,909,659)

                                                              ------------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (489,398)
                                                              ------------------

                                                              $         262,903
                                                              ==================



                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                             STATEMENT OF OPERATIONS




                                                         For the Three Months           For the Nine Months
                                                          Ended September 30             Ended September 30
                                                          2000           1999           2000           1999
                                                      -------------- -------------  -------------- --------------
                                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REVENUES                                              $      80,646$            -   $     152,261  $           -


COST OF GOODS SOLD                                            7,890             -         158,308              -
                                                      -------------- -------------  -------------- --------------

GROSS PROFIT / (LOSS)                                        72,756             -          (6,047)             -

COSTS AND EXPENSES:

     General and administrative                             948,739        85,521       1,474,327        236,568
     Stock compensation expense                                   -             -       1,586,950              -
                                                      -------------- -------------  -------------- --------------

OPERATING LOSS                                             (875,983)      (85,521)     (3,067,324)      (236,568)

OTHER EXPENSES

    Interest (expense)                                      (15,989)            -         (38,800)             -
                                                      -------------- -------------  -------------- --------------

NET LOSS                                             $     (891,972) $    (85,521)  $  (3,106,124) $    (236,568)
                                                      ============== =============  ============== ==============


BASIC AND DILUTED NET LOSS PER SHARE                 $        (0.04) $      (0.00)  $       (0.15) $       (0.01)
                                                      ============== =============  ============== ==============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   21,811,066    20,714,518      21,104,934     20,714,518
                                                      ============== =============  ============== ==============




                        See notes to financial statements
                                        2



            GEOTEC THERMAL GENERATORS, INC.

                STATEMENTS OF CASH FLOWS

                                                             For the Nine Months
                                                              Ended September 30
                                                              2000          1999
                                                          ------------- -------------
                                                          (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (3,106,124) $   (236,568)
                                                          ------------- -------------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                              10,057         2,851
     Deferred Compensation                                      13,412             -
     Issuance of common stock options                          388,400             -
     Stock issued for compensation                           1,134,000             -
     Stock issued for services                                 775,938             -
   Changes in assets and liabilities:
     Increase in accounts receivable                           (76,131)            -
     Decrease (Increase) in inventories                         79,420             -
     Increase in prepaid expenses                              (18,700)            -
     Increase: Due from officer                                 (3,522)            -

     Increase in other assets                                   (9,908)            -
     Increase in accounts payable
          and accrued expenses                                 188,618         3,585
                                                          ------------- -------------
NET CASH USED IN OPERATING ACTIVITIES                         (624,540)     (230,132)
                                                          ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Property and equipment                        (52,609)       (4,580)

                                                          ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                          (52,609)       (4,580)
                                                          ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of debt                                        (120,000)            -

     Proceeds from issuance of debt                            434,445             -

     Proceeds from issuance of common stock                    374,748       243,250
                                                          ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                               689,193       243,250
                                                          ------------- -------------

NET INCREASE (DECREASE) IN CASH                                 12,044         8,538

CASH, beginning of period                                       24,393            21
                                                          ------------- -------------

CASH, end of period                                     $       36,437  $      8,559
                                                          ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                                  $            -  $          -
                                                          ============= =============
          Interest                                      $        4,825  $          -
                                                          ============= =============

Non-cash investing and financing activity:
     Common stock issued for services                   $    1,596,950  $          -
                                                          ============= =============




                        See notes to financial statements

                         Geotec Thermal Generators,Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month period ended September 30,2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 1999.


2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of September 30, 2000


          Furniture and Fixtures        5 Years         $     33,990
          Data processing equipment     3 Years               30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                     (14,569)
                                                        -------------
                                                        $     50,352
                                                        =============

3.   NOTES PAYABLE

In November 1999, the Company borrowed $119,500 from an Investment Trust based in the Bahamas. The note was repaid in September 2000.

During the three months end September 30,2000 the Company borrowed a total of $199,444 from several investors. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

4.COMMON STOCK

In March 2000, the Company completed a private placement of 10,250 shares of its common stock for net proceeds of $30,000.

In April 2000, the Company issued 200,000 shares of common stock valued at $600,000 to a consultant for financial services.

In April 2000, the Company issued 378,000 shares of common stock valued at $1,134,000 to three employees.

In April 2000, the Company completed a private placement of 100,000 shares of common stock for net proceeds of $300,000. In connection with this placement, the Company also issued 50,000 common stock warrants expiring April 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000, the Company completed a private placement of 9,250 shares of its common stock for net proceeds of $32,248.

In June 2000, the Company issued 30,000 shares of common stock valued at $129,000 for investor relation services.

In July 2000 the Company completed a private placement of 4,500 shares of common stock for net proceeds of $13,500.

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



WELL TREATMENT

  In the late spring/early summer of 2000, Geotec treated 20 wells to qualify and prove the technology according to the standards established in the Agreement between the Russian Federation and The Company.

The purpose of these well treatments was to:

o Demonstrate the technology worked according to the representations made by the Russian Federation, the manufacturer of the gas generators;

o Prove that the generators communicated with the hydrocarbon reservoir such that increases in hydrocarbons could be reasonably expected in all future well treatments;
o Acquire the technology from the Russian technical staff, that treated the wells alongside the Company's staff;
o Demonstrate that no damage was done to the well casing, cement around the casing as well as the rock formation;
o Prove that the yields could be expected from different rock formations at different depths, for the generators available to the Company for these treatments (future treatments will require a greater inventory of generators for different depths and rock formations);
o        Show  increases   in  marginal  wells,  where other methods  could  not
         provide   economically  viable  well  hydrocarbon increases;
o        Establish the economies of the well treatment
o Train the Company's staff such that the staff could utilize the generators without assistance from the Russian training crews;
o Establish data from all the wells, to utilize in publications and with well operators, including the filming of the process, to confirm the technology;

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998(Inception), the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($3,909,659).

Revenue increased from $0 for the three months ended September 30, 1999, to $80,646 for the three months and ended September 30, 2000. Revenue increased from $0 for the nine months ended September 30, 1999 to $152,261 for the nine months ended September 30, 2000. In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells in the three months ended September 30, 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training the first quarter of 2001.

While the costs are incurred up front, the well revenue can last for many months or years without additional expense to the Company.

Cost of goods sold increased from $0 for the three months ended September 30,1999 to $7,890 for the three months ended September 30, 2000. Cost of goods sold increased from $0 for the nine months ended September 30, 1999 to $158,309 for the nine months ended September 30,2000. Cost of goods sold represents the cost incurred with treating the company's initial wells. Even though the Company expects future revenue from these treatments it has elected to expense costs as they are incurred. The Company incurred only nominal cost of goods sold for the quarter ended September 30, 2000 as it did not treat any new oil wells.

General and administrative expenses increased from $86,521 for the three months ended September 30, 1999 to $948,739 for the three months ended September 30, 2000, an increase of $862,218. General and administrative expenses increased from $236,568 for the nine months ended September 30, 1999 to $1,474,327 for the nine months ended September 30, 2000, an increase of $1,237,759. The increases were due to additional employees hired, and increased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications. During the quarter ended September 30, 2000, the Company expensed deferred compensation in the amount of $568,052. Such amounts represent stock issued for financial consulting services. The Company has decided to cancel the consulting services agreement.

Stock compensation expense was from $0 for the three months ended September 30, 1999 and September 30, 2000. For the nine months ended September 30, 1999, stock compensation expense was $0 compared to $1,586,950 for the nine months ended September 30, 2000. The Company issued common stock to three employees of the Company, in lieu of and as replacement of employee stock options, and issued common stock for financial consulting and public relation services.


LIQUIDITY AND CAPITAL RESOURCES

In March 2000, the Company borrowed a total of $242,500 from four investors. The notes bear interest at 12.5% per annum and are payable one year from date of issuance.

In March 2000 the Company completed a private placement of 10,250 shares of its common stock for net proceeds of $30,000.

In April 2000, the Company issued 200,000 shares of common stock valued at $600,000 to a consultant for financial services.

In April 2000, the Company issued 378,000 shares of common stock valued at $1,134,000 to three employees.

In April 2000, the Company completed a private placement of 100,000 shares of common stock for net proceeds of $300,000. In connection with this placement, the Company also issued 50,000 common stock warrants expiring April 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000 the Company completed a private placement of 9,250 shares of its common stock for net proceeds of $32,248.

In June 2000 the Company issued 30,000 shares of common stock valued at $129,000 for investor relation services.

In September 2000 the Company repaid a note of $119,500 from an Investment Trust based in the Bahamas.

During the third quarter ended September 30, 2000 the Company borrowed a total of $199,444 for several investors. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

In July 2000 the Company completed a private placement of 4,500 shares of common stock for net proceeds of $13,500.

On August 2, 2000, the Company entered into a Private Equity Line of Credit Agreement with a private investor as arranged by Jesup & Lamont, Investment Bankers pursuant to which the Company will have the right to sell up to 6,000,000 shares of its common stock following effectiveness of the Company's registration statement relating to the transaction. Under the agreement, Geotec would have the right to provide put notices for its Common Stock in amounts not less than $200,000 nor in excess of the lesser of $2,500,000 or 15% of the weighted average price of its Common Stock during the applicable trading period multiplied by the total trading volume of Geotec Common Stock during this trading period. The purchase price for these shares is equal to 88% of the specified market price during the evaluation period for the put. The Company also issued to IIL a warrant to purchase 500,000 shares of Common Stock of the Company, which is exercisable during its three-year term at an exercise price of $4.89, subject to certain adjustments as provided in the Warrant. Under the terms of the Agreement, the Company is also authorized to issue separate warrants equal to 50% of the number of shares purchased as part of the put Agreement. Geotec has agreed to file a registration statement for the transaction within 60 days of the date of execution of the contract. The Company has also agreed to limit future financing during the commitment period of the Agreement, subject to various expectations and financings in which IIL would have a right of first refusal

In October 3, 2000 the Company decided not to proceed with funding with the Private Equity Line of Credit Agreement with a private investor as arranged by Jesup & Lamont, Investment Bankers. The Company believes that its current share price it is not in the best interest of the Company or its Stockholders to proceed with this agreement. The Company is currently is exploring other financing alternatives, as well as Investment Banking, that will be more beneficial to the Company and its shareholders.

         The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

PART II.  OTHER INFORMATION-Emerald Production and Restoration Company

The Company treated 8 of the 120 Emerald wells in early summer 2000. One of the wells was an injection well and no hydrocarbon yield was expected. What was unknown to Geotec at the time of treatment, and not disclosed as per bankruptcy law, was that Emerald Production and Restoration Company had applied for bankruptcy under Chapter 11. Geotec has filed 8 liens against payment owed to Geotec under its production override agreement, and the Company believes that it now becomes the largest creditor.

The Emerald wells responded well to the Company's treatment. Of the 8 wells, all 8 had communication with the reservoir at the time of treatment. Only 5 wells have been put on pump due to Emerald's financial limitation, and approximately 50-60 barrels of oil are produced per day. Hydrostatic levels have not been measured, again due to lack of funding and operational ability of Emerald, such that the optimized production levels cannot be established. The Company believe that these 7 wells, when they are all on pump and optimized, should produce over 100 barrels per day.

From the Geotec Engineering, the Company believes that if it could treat all of these wells, that approximately 50 of the 120 wells should be treated, with average production exceeding 15 BOPD per well, or 750 BOPD. (Barrels of Oil per Day)

ITEM 2.  Changes in Securities and Use of Proceeds

In March, the Company completed a private placement of 10,250 of its common stock.

In April 2000, the Company issued 200,000 shares of common stock to a consultant for financial services.

In April 2000, the Company issued 378,000 of common stock to three employees.

In April 2000, the Company completed a private placement of 100,000 shares of common stock. In connection with this placement the Company also issued 50,000 common stock warrants expiring April 2003. Each Warrant entitles the holder to purchase one share of common stock at a price of $4.50.

Between May and June 2000, the Company has completed a private placement of 9,250 shares of its common stock.

In June 2000, the Company issued 30,000 shares of common stock for investor relation services.

In June 2000 the Company issued 30,000 shares of common stock for investor relation services.

In July 2000, the Company completed a private placement of 4,500 shares of common stock.

ITEM 5.  Other Information

In October 2000, the Company received a private investment from an existing shareholder of 83,333 shares of common stock at $3 per share gross proceeds of $250,000.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-B

         The  following  exhibits  are  filed  as part of this report:

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No  Reports   were  filed  during  the  period  ended September 30,
         2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.


DATE: November 13,2000                           By:   /s/ Daniel Pepe
                                                 President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  November 13, 2000                         By:    /s/ Daniel Pepe
                                                 President and COB


DATE:  November 13, 2000                         By:    /s/ W. Richard Lueck
                                                 CEO, Secretary and Treasurer


DATE:  November 13, 2000                         By:    /s/ Martin P. Scott
                                                 Chief Financial Offficer