Form 10KSB
period 2000-12-31
GEOTEC THERMAL GENERATORS INC
filed 2001-04-16
CIK 1087717

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

         For the fiscal year ended December 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2000 -$152,261

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2001, computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $.685: $3,000,913

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 31, 2001, was 21,960,108


Transitional Small Business Disclosure Format (check one):  Yes        No     X
                                                               -------   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM) (or the "Generators(TM)"), is designed to produce a thermo-chemical treatment of oil and gas wells, designed to restore and increase output capacities, thereby enabling increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil production can be measured in barrels per year, with one barrel of oil valued at approximately US$ 29.00 as of December 2000. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1997 and three subsequent contracts comprise the patentability, long-term agreement and transfer of technology.

2. Background

FR&PC ALTAI, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm has been developing (since the 1950's) and manufacturing the Generators(TM) since the early 1970's (experimentation on 6,500 wells prior to 1986, and subsequent commercialization with an additional 30,000 wells since
1986) and have continued to refine the technology, striving to make the Generators(TM) suitable for all geological conditions to depths below 22,000 feet.

The USSR Ministry of Geology approached FR&PC ALTAI in the early 1970's to resolve the problem of under-productive oil wells, and then to design an economical process that would increase the commercial growth of oil and gas inventories while simultaneously raising the efficiency of oil, gas and input wells. Upon evaluating the filtration properties of the rock formations in various formations, they identified the problem of rock formations suffering typically irreversible changes during the operation and servicing of the wells.

The current model, PGDBK Generator, has been activated in more than 30,000 wells since its development. For example, in the Tyumen oil basin in Russia, the result was an additional extraction of 295 million tons of oil (i.e. 2.36 billion barrels of oil, when valued per barrel at $15.25, is approximately US$36 Billion).

Using the Generators(TM) in the Aktyubiinsk region, several oil wells that had been considered to be "exhausted" have been revived, with their capacity greatly increased. The additional extraction from the successfully treated wells has averaged 12,000 barrels of oil per year/per well (US$183,000). Wells in specific fields have yielded results averaging 125 barrels per day increase. Once a well is treated, the service benefits can last from several months up to several years, depending on the geological characteristics of the area and several technical characteristics at the site.

3. Generator(TM) Technology/Applications

PGDBK Gas Generators(TM) perform an advanced well stimulation process designed to increase oil and natural gas output. The technology has been proven to be safe and effective throughout regions of Asia and Eastern Europe. Compared to similar services, such as hydraulic fracturing or acidizing, the Generators(TM) are much more effective and safe, and much less costly. The Generators(TM) were developed utilizing a method of bed fracture with the pressure of a solid, pulsating propellant charge. The Generators(TM) do not contain explosives and a combustion blast does not occur, which is obviously important for governmental safety and environmental considerations.

Customers best suited for using the Generators(TM) are sites with high pressure, oil-rich levels where filtration properties of the local rock formation/structure have undergone irreversible changes, thereby causing the well to become non-producing or inactive. More than twenty-five years of Russian service experience has provided the Company with data that verifies that the Generators(TM) utilize a process which is a clean, safe, economical and environmentally-sound procedure which is capable of creating the rebirth of non-producing wells.

Until now, comparative services have been cumbersome and costly. However, the Generators(TM) do not require any pumps or other compressor-type machinery, which can be prohibitive, as they are often bulky and difficult to use. This makes the Generators(TM) ideal for regions/sites, which are difficult to access due to certain geological properties and characteristics.

The reduced cost to operators is profound when compared to conventional hydraulic fracturing methods. The procedure is relatively simple, and easily handled by small personal units. The entire Generator (TM) treatment process can be completed in several hours, and always in less than one entire day. The hydraulic fracturing process typically takes several days due to its complexity, and in difficult scenarios, the process has been known to take weeks with substantial cost to obtain noticeable results at a much lower success rate and yield than the Company's exclusive technology.

4. Patents and Trademarks

The Company's believes that the technology and resulting processes and methods developed by FR&PC ALTAI have not been discovered/utilized by any other competitors on an international basis. As such, the Company has filed US and international patents on several composite materials, and on the use characteristics of the Generators(TM) for oil, gas and water wells. In addition, confidential and proprietary information owned by the Company, has been protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will and do protect both the Company and the Generator(TM) registered names.

5. Vendors, Suppliers, Distributors, Customers

The Company and management have spent  considerable time, effort, and expense in
developing  strong  relationships  and  alliances  with  several   organizations
involved in the energy industry throughout the world.

The Company's exclusive Gas Generators(TM) Development Agreement, with FR&PC ALTAI, signed in 1997, includes a long-term Technology Agreement (effectively triggered in July 2000, with the Company's acceptance of the technology) for ten years, with a ten-year renewal option. The exclusive service areas presently encompass North, Central, and South America. Of the 2.9 million oil/gas wells in the US and Canada and 2.5 million wells in South/Central America, it is estimated that the majority of the wells contain the general geological criteria necessary to allow successful treatment from the Company's exclusive Generators(TM) technology.

The Company will purchase the generators through a Russian company, which regulates the sale and subsequent use of the technology. In 1993, Russian President Boris Yeltsin established Rosvooruzhenie, now known as Roooo, a government-controlled company to import and export military type technology. In August 1997, it was reorganized into the Federal State Unitary Enterprise, State Company, Rosvooruzhenie, and has become the largest trader in Russia, controlling more than 90% of the country's exports of weapons and military type equipment, by dealing with over fifty different countries. All of the Company's Generators(TM) will be imported to the United States by Rosvooruzhenie.


The Company retains the right to decline to treat any well, designed for instances when a particular well does not meet the Generators(TM) requirements for successful treatment. The Company estimates that eighty percent (80%) of the stripper wells in the US and Canada are candidates to be successfully treated with the Generators(TM) process. In addition, a fee for a service pricing structure has been established with a view to be price competitive to other fracturing methods, including nitrogen or CO2 bed fracturing. This procedure is scientific in nature with the ability to calculate the success potential and yield for any well with the proper data inserted into formulas that comprise the body of knowledge for use of the PDGBK gas generators.

The first 60 generators were received in the Companies US warehouse in the Spring of 2000. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators are required to be ordered in the first two years (starting with the acceptance of the technology in July 2000, by the Company), with a minimum of 500 units per year in the subsequent eight years.


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

The Company has not treated any additional oil wells. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training in the second quarter of 2001.

 A team of FR&PC ALTAI scientists did join the Company's US treatment team in the Spring and Summer of 2000, for purposes of treating the initial wells that were utilized to transfer the technology to the Company. Final field training is scheduled in the second quarter of 2001. Results from the first treated wells, confirmed the value of the technology. Also, during the treatments, the Company's technical personnel were trained on safety and effectively conducted the entire procedure, from assembly and ignition down to data collection. In 20 out of 20 wells, the technology established communication with the reservoir. This was seen instantly on the well site. In some cases, initial production was generated from the wellhead. No known damage was created in the wells, as demonstrated, by water (in the case of a water injection well that was treated) or hydrocarbon increased production. The Company contracted for these wells, without having the technology transferred, which was the purpose of these well treatments. Of the 20 wells, 15 wells were shut in for 4-15 years, and the balance of the wells were producing 1 barrel of oil, or less per day, prior to treatment.

The technology, as transferred, in management's opinion, would only be used in those wells to be commercially viable which are about 7 of the wells that were treated. Now that the technology has been acquired, the Company can determine, in advance, which wells should be treated and what the yields should be from the mathematical probability curves.

These treatments confirmed to management that the claims made by FR&PC ALTAI, which are included on the Company's web site, for success and hydrocarbon yield, are actually exceeded by proper use of the technology.

6. The Market: Target Customers and Marketing Strategy

There are 2.9 million oil and gas wells in North America and 2.5 million wells in Central and South America. The Company believes a substantial portion of these wells will benefit from stimulation with the PGDBK Generators(TM). Of the number stimulated, FR&PC ALTAI has determined an average success rate of 70% for oil wells and 90% for gas wells.

Short Term Strategy

         The Company has determined that its Generator(TM) services can be provided at an almost negligible cost when compared to the profit potential available for oil and gas wells, with a high rate of success. This success is documented though results -- evidenced by the Russian certification of the Generator(TM) process, which shows a 65%+ success rate of first 6,500 well treatments during the product development stage, which was concluded in 1986.

         The Company will not benefit from its process unless the Generator(TM) well treatment is successful. The Company will treat a well for 38-50% (or a negotiated fee for service) of increased production of new oil or gas, as produced by the Company's treatment process. (The revenue sums are subsequent to the land lease override and state production taxes, which generally account for 20% of the gross production.) As an example, if the oil well is producing 20 barrels per day before treatment, and produces 120 barrels of oil per day after treatment; then the Company would receive one half of 100 barrels per day (120 less the 20 barrels for the land lease and state production taxes) or about $1250 per day. (calculated at $25 per barrel) Annual revenue would be approximately $300,000 per year for a well with this increased yield.

         As with any well treatment procedure, this process works for a specific period of time. The Company will subsequently re-treat the well, as in the example cited above, then split the gross revenues with the well operator, less the land lease override and state production taxes. Well treatment will be made available as long as, in the Company's opinion, there remains a substantial opportunity to the increase well production and oil or gas output, or the well operator may opt to pay a fee for service, if the Company is unwilling to continue treatments.

         The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting with several oil well operators and energy companies throughout the US.

         Generator(TM) treatment service will initially be performed in the US and Canada, for the near term, with oil and gas wells that have limited or no production. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada.

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

         It is the Company's strategy to separate itself from any other company using inert gases that are pumped into a well, similar to hydraulic fracturing, with the same 20-30% success rate. It is also the Company's strategy to differentiate itself from any other company utilizing gas generator technology and the Company has:

         a. Filed for patent, the case-less gas generator, which can be custom fitted to the oil producing zone height at the well site
         b. Filed for patent, the length between and sequence of the gas igniters, as well as their location inside the propellant
         c. Filed for patent, the pressure sequence of gases as produced by location of the gas igniters
         d. Emphasized the proprietary nature of the gas propellant materials, and their method of production
         e. Filed for patent, the use of the Generators(TM) in several different forms with several well whole temperatures and conditions

         The Company intends to maintain a high level of secrecy regarding the production and use of Generators(TM) following the acquisition of the technology from FR&PC ALTAI. The Company may transfer a portion of the manufacturing technology to another part of the world such as South America; however, all production technology is not anticipated to be transferred outside of one production facility in the US.

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

8. Government Regulations

Jurisdiction for importing the Generators(TM) into the US for use in the oil and gas industry is within the scope of the Bureau of Alcohol Tobacco and Firearms
(ATF). This agency requires the Company to be licensed under 27 CFR Part 55. The Company has met all the pre-qualifications, and has been issued the necessary importing license. The Company also has a Department of Transportation license for transporting the generators by common carrier in North America from the Company's licensed US depot.

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

ITEM 2. DESCRIPTION OF PROPERTIES

         PROPERTIES

         The Company currently leases facilities consisting of approximately 2,700, square feet of office space in Boca Raton, Florida pursuant to a five year lease, with initial monthly base rental amount of $5,300, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services and electricity. The Company also leases a storage facility for its gas generators, which is centrally located in the oil/gas producing states. From this location, the Company can readily ship its generators throughout North America.

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

            Period                                       High             Low
             1999

         Fourth Quarter                                 $9.000          $3.500

                   2000

         First Quarter                                  $7.750          $3.125
         Second Quarter                                 $7.750          $3.375
         Third Quarter                                  $6.688          $1.469
         Fourth Quarter                                 $1.594          $ .563

         2001
         First Quarter                                  $1.156          $ .750

 The Company  believes  that as of December 31, 2000,  there were  approximately
86 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

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

RESULTS OF OPERATIONS

Revenue increased from $0 for the year ended December 31, 1999, to $152,261 for the year ended December 31, 2000. In May 2000, the Company began the transfer of technology from the Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since the above mentioned. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training in the second quarter of 2001.

While the costs are incurred up front, the well revenue can last for many months or years without additional expense to the Company.

Cost of goods sold increased $0 for the year ended December 31, 1999 to $111,043 for the year ended December 31, 2000. Cost of goods sold represents the cost incurred with treating the initial wells.

General and administrative expenses increased from $489,291 for the year ended December 31, 1999 to $1,104,237 for the year ended December 31, 2000. an increase of $614,946. The increases were due to additional employees hired, and increased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications.

Stock compensation expense was from $32,538 for the year ended December 31, 1999 compared to $2,467,595 for the year ended December 31, 2000. The Company issued common stock to three employees of the Company, in lieu of and as replacement for employee stock options, and issued common stock for financial consulting and public relation services. The Company expensed deferred compensation in the amount of $899,257. Such amounts represent stock issued for financial consulting services. The Company has decided to cancel the consulting services agreement.

Interest expense for the year ended December 31, 1999 was $4,058 compared to $57,449 for the year ended December 31, 2000. The increase is do to the Company's increase in borrowings.

INVESTING

Cash used in investing activities increased from $4,581 for the year ended December 31, 1999 to $65,648 for the year ended December 31, 2000 an increase of $61,067.The increase was do to purchasing of office equipment and patent related costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 637,000 shares of common stock valued at $1,122,748 to several consultants for financial services and investor relations.

The Company issued a consultant 25,000 stock options exercisable at $2.00 per share and 50,000 stock options exercisable at $3.00. These options were valued at $51,730. The Company also issued 200,000 stock options exercisable at $5.00 per share to a consultant. These options were valued at $388,840.

The Company issued 378,000 shares of common stock valued at $1,134,000 to three employees.

The Company completed a private placement of a total of 207,333 shares of common stock for net proceeds of $625,748. With prices ranging from $2.50 to $5.00 per share. In connection with one of the placements, the Company also issued 50,000 common stock warrants expiring April 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50.

The Company repaid a note of $120,000 from an Investment Trust based in the Bahamas.

The Company borrowed a total of $447,845 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable one year from the date of issuance.

On August 2, 2000, the Company entered into a Private Equity Line of Credit Agreement with a private investor as arranged by Jesup & Lamont, Investment Bankers pursuant to which the Company will have the right to sell to IIL up to 6,000,000 shares of its common stock following effectiveness of the Company's registration statement relating to the transaction. Under the agreement, Geotec would have the right to provide put notices for its Common Stock in amounts not less than $200,000 nor in excess of the lesser of $2,500,000 or 15% of the weighted average price of its Common Stock during the applicable trading period multiplied by the total trading volume of Geotec Common Stock during this trading period. The purchase price for these shares is equal to 88% of the specified market price during the evaluation period for the put. The Company also issued to IIL a warrant to purchase 500,000 shares of Common Stock of the Company, which is exercisable during its three-year term at an exercise price of $4.89, subject to certain adjustments as provided in the Warrant. Under the terms of the Agreement, the Company is also authorized to issue separate warrants equal to 50% of the number of shares purchased as part of the put Agreement. Geotec has agreed to file a registration statement for the transaction within 60 days of the date of execution of the contract. The Company has also agreed to limit future financing during the commitment period of the Agreement, subject to various expectations and financings in which IIL would have a right of first refusal

On October 3, 2000 the Company decided not to proceed with funding with the Private Equity Line of Credit Agreement with a private investor as arranged by Jesup & Lamont, Investment Bankers. The Company believes that its current share price is not in the best interest of the Company or its Stockholders to proceed with this agreement. The Company is currently is exploring other financing alternatives, as well as Investment Banking, that will be more beneficial to the Company and its shareholders.

The report of the independent auditors on the Company's financial statements as of December 31, 2000 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($4,391,599). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to purchase the minimum amount of generators under its contract with FR&PC ALTAI.

                                       10A

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

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                         F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Geotec Thermal Generators, Inc.


We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $3,588,063 and $525,887 for the years ended December 31, 2000 and 1999, respectively. Additionally, the Company had a working capital deficiency of $641,864 at December 31, 2000. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




                                                   /S/ Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants



New York, New York
April 2, 2001

                         GEOTEC THERMAL GENERATORS, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $           51,521
     Inventories                                                         50,540
     Due from officers                                                    3,522
     Prepaid expenses                                                    12,400
                                                              ------------------
         TOTAL CURRENT ASSETS                                           117,983
                                                              ------------------

PROPERTY AND EQUIPMENT, net                                              47,080

ORGANIZATION COSTS, net                                                     374

PATENTS                                                                  13,039

DEPOSIT                                                                  16,878
                                                              ------------------
                                                             $          195,354
                                                              ==================

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                   $          192,502

     Notes payable                                                      567,345
                                                              ------------------
         TOTAL CURRENT LIABILITES                                       759,847
                                                              ------------------
STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 21,960,108 shares
          issued and outstanding                                         21,960
     Additional paid-in capital                                       4,135,527
     Deferred compensation                                             (330,381)
     Accumulated deficit                                             (4,391,599)
                                                              ------------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (564,493)
                                                              ------------------
                                                             $          195,354
                                                              ==================






                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF OPERATIONS



                                                                For the Year
                                                            Ended December 31
                                                       ------------------------
                                                             2000       1999
                                                       ------------------------

REVENUES                                              $    152,261  $     -

COST OF GOODS SOLD                                         111,043        -
                                                       ------------  -----------

GROSS PROFIT                                                41,218        -
                                                       ------------  -----------
COSTS AND EXPENSES:

     General and administrative                          1,104,237     489,291

     Stock compensation expense                          2,467,595      32,538
                                                       ------------  -----------
                                                         3,571,832     521,829
                                                       ------------  -----------

OPERATING LOSS                                          (3,530,614)   (521,829)

OTHER EXPENSES:
    Interest                                               (57,449)     (4,058)
                                                       ------------  -----------
NET LOSS                                              $ (3,588,063) $ (525,887)
                                                       ============  ===========
BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.17) $    (0.03)
                                                       ============  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     21,220,970  20,716,728
                                                       ============  ===========





                        See notes to financial statements
                                       F-4

                         GEOTEC THERMAL GENERATORS, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                               Common Stock           Additional
                                        --------------------------    Paid-in        Deferred         Accumulated
                                             Shares        Amount       Capital      Compensation       Deficit          Total
                                        -------------- ----------- ------------------------------- ---------------  --------------
Balance at December 31, 1998                2,000,000 $     2,000  $     282,000   $      -         $   (277,649)  $         6,351

  Issuance of common stock
  pursuant to exchange agreement           18,544,257      18,544       (18,544)          -                 -                  -
  Issuance of common stock                    165,678         166        417,059          -                 -              417,225
  Common stock issued for services             27,840          28        142,760      (110,250)                             32,538
  Net loss                                       -         -                -              -            (525,887)          (525,887)
                                        -------------- ----------- ------------------------------- --------------- -----------------

Balance at December 31, 1999               20,737,775      20,738        823,275      (110,250)         (803,536)           (69,773)

  Sale of common stock                        207,333         207        625,541           -                -               625,748
  Issuance of stock
      options for services                       -            -          430,978       (42,138)             -               388,840

  Common stock issued to employees            378,000         378      1,133,622           -                -             1,134,000

  Common stock issued for  services           637,000         637      1,122,111    (1,077,250)             -                45,498
  Amortization of deferred
     compensation                                -            -             -          899,257              -               899,257

   Net loss                                      -            -             -              -          (3,588,063)        (3,588,063)

                                        -------------- ----------- ------------------------------- ---------------  ----------------
Balance at December 31, 2000               21,960,108 $    21,960  $   4,135,527   $  (330,381)    $  (4,391,599)  $       (564,493)
                                        ============== =========== =============================== ===============  ================





                        See notes to financial statements
                                       F-5

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                  For the Year Ended December 31,
                                                              -----------------------------------------
                                                                     2000                  1999
                                                              ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $       (3,588,063)   $       (525,887)
                                                              ------------------   -------------------
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                       13,389             3,568
     Amortization  of deferred compensation                             899,257                -
     Stock options issued for compensation                              388,840                -
     Stock issued for compensation                                    1,179,498             32,538
     Changes in assets and liabilities:
          Decrease (increase) in inventories                             79,420           (129,960)
          Increase in due from officers                                  (3,522)                -
          Increase in prepaid expenses                                  (12,400)                -
          Increase in deposits                                            -                (16,878)
          Increase  in accounts payables and accrued
           expenses                                                     182,764              8,847
                                                              ------------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (860,817)          (627,772)
                                                              ------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Patent expenses                                                    (13,039)                -
     Purchase of property and equipment                                 (52,609)            (4,581)
                                                              ------------------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (65,648)            (4,581)
                                                              ------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                 (120,000)                -
     Proceeds from issuance of debt                                     447,845            239,500
     Proceeds from issuance of common stock                             625,748            417,225
                                                              ------------------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                        953,593            656,725
                                                              ------------------   -------------------
NET INCREASE IN CASH                                                     27,128             24,372
CASH, beginning of period                                                24,393                 21
                                                              ------------------   -------------------

CASH, end of period                                          $           51,521    $        24,393
                                                              ==================   ===================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                                       $             -       $            -
                                                              ==================    ==================

          Interest                                           $            7,260    $            -
                                                              ==================   ===================
Non-cash investing and financing activity:
     Common stock and options issued for services            $        2,687,724    $       142,788
                                                              ==================   ===================





                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


1.       ORGANIZATION:

         Geotec  Thermal  Generators,  Inc.  ("Geotec"  or the  "Company")   was
         incorporated  on February 2, 1998,  in the state of Florida.

         The Company's intends to commercialize the Russian Federations's technology for secondary oil and gas recovery in North, Central and South America. The technology has been used on approximately 30,000 Russian wells to date. The Company was formed to complete the initial development contract, which was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long term exclusive contract for the geographic area as mentioned above.

         During October 1999, the Company was acquired by Kennsington, Inc. ("Kennsington"), for 18,714,775 shares of Kennsington common stock, for all of the equity of the Company. As a result of this transaction the principals of Geotec received approximately 90% of the total outstanding common stock of Kennsington. Upon completion of the transaction there were 20,714,775 shares of Kennsington issued and outstanding. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of the Company, pursuant to which the Company is treated as the continuing entity. In November of 1999, Kennsington changed its name to Geotec Thermal Generators, Inc. as part of the merger of its subsidiary into itself.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Presentation - The Company has incurred operating losses of approximately $3,588,000 and $526,000 for the years ended December 31, 2000 and 1999. There is also a working capital deficiency of $641,864 at December 31, 2000. No assurance exist that the Company will not encounter substantial delays and expenses related to the financing of its successful completion of its product development and marketing effort and / or other unforseen difficulties. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company. Based on the Company's current plans and assumptions, the Company believes its cash on-hand and subsequent financing will be sufficient to fund its anticipated operations through December 31, 2001.

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

         F. Stock based compensation - The Company accounts fo r stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"),"Accounting For Stock - Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         G. Concentration of credit risk - Credit losses, if any, have been provided for in the financial Statements and are based on management's expectations. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivables. The Company invests its excess cash in high quality short-term liquid money market instruments with major Financial institutions and the carrying values approximate their market value. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

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

         L. New accounting pronouncements - In June 1998 and June 2000, the FASB issued SFAS No133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos.133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of these new standards will have a material impact on the Company's earnings or financial position.

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In June 2000, the SEC delayed the required implementation date of SAB
              101. As a result, SAB 101 will not be effective for the Company until the quarter ended September 30, 2001. In October 2000, the SEC issued further guidance on the interpretations included in SAB
              101. The Company is currently analyzing the impact of this Staff Accounting Bulletin.

              In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently analyzing this new standard.
INVENTORIES

         The Company as part of their agreement with the Russian Federation (see
         Note 8) was required to purchase gas generator units. These gas generators can be used only once for each attempt at oil and gas recovery for each well. The generators are stated at lower of cost or market. Cost is determined using the first-in first-out method of inventory pricing.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31, 2000:

          Furniture and Fixtures           5 Years           $        33,990
          Data processing equipment        3 Years                    30,931
                                                                  -------------
                                                                      64,921
          Less: accumulated depreciation                             (17,841)
                                                                  -------------
                                                             $        47,080
                                                                  =============
5.       NOTES PAYABLE

         In November 1999, the Company borrowed $119,500 from an Investment Trust based in Bermuda. The loan is due in November 2001, two years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

         During the year ended December 31, 2000 the Company borrowed a total of $447,845 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

6.       COMMON STOCK AND STOCK OPTIONS

         In 1999 the Company completed a private placement of 165,678 shares of its common stock at prices ranging form $2.38 to $3.50 per share. The Company issued these shares for gross proceeds of $417,225. The Company also issued 4,840 shares of common stock for services.

         In December 1999 the Company issued 20,000 shares of common stock for legal services to be rendered. The shares were valued at $5.51 per share.

         In December 1999 the Company issued 3,000 shares of common stock for consulting services rendered. The shares were valued at $5.51 per share.

         The Company issued common stock as compensation for services valuing such issues at the fair market value of the common stock issued. The Company issued 637,000 shares of common stock valued at $1,122,748 to several consultants for financial services and investor relations.

         The Company issued a consultant 25,000 stock options exercisable at $2.00 per share and 50,000 stock options exercisable at $3.00. These options were valued at $51,730. The Company also issued 200,000 stock options exercisable at $5.00 per share to a consultant. These options were valued at $430,978 as per a Black Scholes valuation.

         The Company issued common stock as compensation for services valuing such issues at the fair market value of the common stock issued. The Company issued 378,000 shares of common stock valued at $1,134,000 to three employees.

         The Company completed a private placements of a total of 207,333 shares of common stock for net proceeds of $625,748. With prices ranging from $2.50 to $5.00 per share. In connection with one of the placements, the Company also issued 50,000 common stock warrants expiring April 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50.

7.       INCOME TAXES

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

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                    Year ended December 31,
                                             ----------------------------------
                                                     2000            1999
                                            ----------------- -----------------

           Taxes benefit computed
              at statutory rate              $  (1,250,000)     $  (220,000)

           Permanent Difference                    875,000            -

           Losses for which no tax
              benefit utilized                     375,000          220,000
                                             ----------------- -----------------
           Net income tax benefit            $        -         $     -
                                             ================= =================

         The Company has a net operating loss carryforward for tax purposes totaling approximately 1,250,000 at December 31, 2000 expiring between the years 2014 and 2019.

         Listed below are the tax effects of the items related to the Company's net tax liability:


                                             December 31, 2000
                                          ---------------------
         Tax benefit of net
         operating loss carryforward           $   312,000

          Valuation Allowance                     (312,000)
                                           ---------------------
        Net deferred tax asset recorded        $        -
                                           =====================

8.       COMMITMENTS

         A.The Company leases a vehicle from a related party, under an operating lease expiring in February 2003.

           In December 1999, the Company entered into a five year lease for office space commencing April 2000.

           Future minimum rental payments under the non-cancelable operating lease are as follows:

                       Year ended December 31,
                               2001             $       73,752
                               2002                     76,315
                               2003                     71,674
                               2004                     71,516
                               Thereafter                5,974
                                                    -------------
                                                $      346,311
                                                    =============

         B. The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period. A total of 1,000 generators is required to be ordered in the first two years, with a minimum of 500 units per year in the subsequent eight years.

              The Company is obligated to purchase approximately $4,500,000 of generators over the next three years.

         C. Employment Agreements - In January 1999, the Company entered into five-year employment agreements with two officers. The total annual commitment to the Company for these agreements will aggregate $350,000. On October 1 2000 the Board of Directors increased the salaries to $500,000 per annum.

              In  July and  December  1999,  the Company  entered  into a 5 year employment agreement with two officers. The total annual commitment to the Company for these agreements will aggregate $135,000.

9.       STOCK OPTIONS

          In 2000, the Company had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, The Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                         As Reported        Pro Forma
                                        --------------     ------------

                Net loss                $  (3,585,063)      $  (3,585,063)
                Basic and diluted net
                 loss per share         $      (.17)      $      (.17)

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing method with the following weighted average assumptions used for grants in 2000; dividend yield 0%, expected volatility 50%, risk free interest rate 7%, expected lives in years 5.

         The weighted average fair value of stock options granted during the year ended December 31, 2000 was $4.36. No employee stock options were granted in 2000.

         Stock option transactions were as follows:

                                                                          Weighted Average Exercise
                     Number of options                  Shares                      Price
         ------------------------------------------- -------------       -----------------------------
         Outstanding at December 31, 1998              126,000        $              2.38
                                                    -------------       -----------------------------
         Outstanding at December 31, 1999              126,000        $              2.38
         Granted                                       275,000        $              4.36
         Cancelled                                    (126,000)       $              2.38
                                                     -------------       -----------------------------
         Outstanding at December 31, 2000              275,000        $              4.36
                                                     =============       =============================

         The following options were outstanding at December 31, 2000:

                        Range of        Outstanding     Weighted Average    Exercisable    Weighted Average     Remaining
           Plan      Exercise Price       Options        Exercise Price       Options       Exercise Price    Life (Years)
         ---------- ----------------- ---------------- ------------------- -------------- ------------------- --------------
           Other      $2.00-$5.00         275,000            $4.36            275,000           $4.36               2

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  MANAGEMENT

                                   MANAGEMENT

         The following table sets forth certain information concerning the current directors of the Company and the executive officers of the Company:

                                   MANAGEMENT
The officers and directors of the Company are as follows:

Name                                Age              Position
--------------------------------------------------------------------------------

Daniel Pepe                         45               President and Chairman

W. Richard Lueck                    51         Chief Executive Officer, Director
Secretary/Treasurer

Martin Scott                        33               Chief Financial Officer


Albert O. Banahene                  38               Chief Petroleum Engineer

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

From 1991 until 1996, Mr. Pepe served as President for Lexde Inc., a management company, which helped identify opportunities for US companies to develop and market products in the former Soviet Union. While there, Mr. Pepe worked with US and Russian government agencies, gaining experience and forming strategic alliances with several organizations. In 1994, Mr. Pepe negotiated a contract with FR&PC ALTAI to develop the North American market for the use of their patented atomic-size nano diamond powder within high technologies such as Chemical Vapor Deposition and Physical Vapor Deposition film coatings.

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

From 1992  through  1996,  Mr.  Lueck served as  Executive  Vice  president  for
Cytoferon Corporation, where he was responsible for corporate restructuring, finance, marketing, and scientific development of Viragen, Inc. Mr. Lueck spearheaded Viragen's acquisition of Cytoferon Corporation. From 1988-89, Mr. Lueck was Senior Group manager for Coulter Electronics, where he specialized in marketing, product development, and technology transfers. From 1984 until 1988, Mr. Lueck served as Executive Vice President and Director for American Labor, a company specializing in coagulation and hematology products in the medical industry. From 1979 until 1981, Mr. Lueck served as Senior Marketing Manager for Warner-Lambert in Southbridge, MA, where he was involved in multi-plant marketing, manufacturing, and operations. Mr. Lueck was also Executive Vice President of Medical Analysis Systems from 1982-1984, a technology company that stabilized enzymes/clinical reagents.

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

Albert O. Banahene has been the Company's Chief Petroleum Engineer since September 1999. His petroleum industry experience span three continents; North America, Europe and Africa. Practical experience includes reservoir engineering studies, reservoir simulation, well test analysis, production optimization, production forecasting, and oil/gas property evaluation.

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

         During the year ended December 31, 2000 the Company's Board of Directors held meetings and took action by unanimous written consent a total of 7 times.

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


ITEM 10. EXECUTIVE COMPENSATION
         The following table sets forth the aggregate compensation paid to Daniel Pepe and W. Richard Lueck (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 2000, which was $100,000 or more.

                                                                                      Securities            Other
Name and Principal              Fiscal                                                Underlying            Annual
Position                        Year              Salary             Bonus              Options          Compensation
--------                        ----              ------             -----           -------------       ------------
Daniel Pepe                     2000              $126,459             -0-               -0-                 -0-
President & Chairman            1999              $107,752             -0-               -0-                 -0-
                                1998               $68,626             -0-               -0-                 -0-

W. Richard Lueck,               2000              $101,250             -0-               -0-                 -0-
Secretary  & Treasurer & CEO    1999              $ 37,002             -0-               -0-                 -0-
                                1998               $ 1,600             -0-               -0-                 -0-

Effective January 1, 1999, the Company entered into five-year employment agreements with each of Daniel Pepe and W. Richard Lueck providing for base annual salaries of $175,000, with their salary increasing to $250,000 per year when annual revenue reaches $5,000,000. On October 1, 2000 the Board of Directors increased Daniel Pepe and W. Richard Lueck salary to $250,000 per annum. The employees may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined.

OPTION GRANTS IN LAST FISCAL YEAR

None

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2000. No stock options were exercised by the Named Executive Officers during the period ended December 31, 2000. No stock appreciation rights were granted or are outstanding.


               Number of Unexercised Option   Value of Unexercised in the money
                 Held at December 31, 2000       Options at December 31, 2000
            --------------------------------------------------------------------
2000

Name        Exercisable        Unexercisable           Exercisable Unexercisable

NONE            -                  -                                  -


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:

                                                                                          PERCENTAGE OF
                                                                                            OUTSTANDING
NAME AND ADDRESS OF                                   SHARES OF COMMON STOCK               SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                                 BENEFICIALLY OWNED                  CIALLY OWNED(1)
-----------------------                             ----------------------------           ---------------
Daniel & Jodi Pepe........................                   787,500                            3.6%
W. Richard Lueck..........................                   787,500                            3.6%
ADRP NORM Trust (3).......................                 7,350,000                           33.5%
Honest Tee Control Trust (4)..............                 7,350,000                           33.5%
Walter Smith..............................                 1,272,000                            5.8%
All officers and directors
as a group (2 persons)....................                17,547,000                           79.9%

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date indicated above upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As December 31, 2000 there were 21,960,108 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 1615 S.Federal Highway, Suite 101, Boca Raton, Florida 33432

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

      A. EXHIBITS:

      Exhibit

Exhibit 1         Underwriting Agreement(1)

Exhibit 2         Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, Etc. (1)
Exhibit 3         Articles of Incorporation
                  By-laws (as amended) (1)

Exhibit 4         Instruments Defining the Rights of Security Holders Above (1)

Exhibit 5         Voting Trust Agreement (1)

Exhibit 6         Material Contracts (1)
Exhibit 7         Letter on Accountant Change (1)
Exhibit 8         Information on Subsidiaries (1)

Exhibit 9         Power of Attorney (1)

Exhibit 10            Employment Agreement with Daniel Pepe (1)

Exhibit 11            Employment Agreement with W. Richard Lueck(1)

Exhibit 12            Employment Agreement with Albert O. Bahahene (1)

Exhibit 13            Employment Agreement with Martin Scott (1)

Exhibit 14           Lease Agreement with Residuary Trust U/W Leroy E.Dettman(1)

Number                     Description

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

                         Geotec Thermal Generators, Inc.


      DATE:April 16, 2001                    By:/s/Daniel Pepe
                                                   ---------------
                                                    President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE:April 16, 2001                       /s/ Daniel Pepe
                                                   --------------------
                                                   President and Chairman

      DATE:April 16, 2001                       /s/ W. Richard Lueck
                                                    -------------------
                                                    CEO, Secretary and Treasurer


      DATE:April 16, 2001                       /s/ Martin P. Scott
                                                    -------------------
                                               Chief Financial Officer, Director