Form 10QSB
period 2001-03-31
GEOTEC THERMAL GENERATORS INC
filed 2001-05-21
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        March 31, 2001
                                         ------------------------------

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



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,960,105 shares of Common Stock as of April 15, 2001.

                         Geotec Thermal Generators, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 2001                                     1

         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2001 and 2000                               2

         Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2001 and 2000                               3

         Notes to Financial Statements                                      4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                        5-7

PART II. OTHER INFORMATION
Item 6.   Exhibits and reports on Form 8-K                                  8

Signatures                                                                  9

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET

                           Assets                                    March 31,
                                                                        2001
                                                                     (Unaudited)

CURRENT ASSETS
     Inventories                                              $          50,540
     Prepaid expenses                                                     7,789
     Due from officer, net                                               51,577
                                                              ------------------
         TOTAL CURRENT ASSETS                                           109,906
                                                              ------------------

PROPERTY AND EQUIPMENT, net                                              42,814

ORGANIZATION COSTS, net                                                     312

OTHER ASSETS                                                             29,918
                                                              ------------------
                                                              $         182,950
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                           $           9,269
     Accounts payable and accrued expenses                              267,169
     Notes payable                                                      662,540
                                                              ------------------
         TOTAL CURRENT LIABILITES                                       938,978
                                                              ------------------


SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 21,960,108 shares
          issued and outstanding                                         21,960
     Additional paid-in capital                                       4,135,527
     Deferred compensation                                             (186,415)
     Accumulated deficit                                             (4,727,100)
                                                              ------------------
        TOTAL SHAREHOLDERS' DEFICIT                                    (756,028)
                                                              ------------------
                                                              $         182,950
                                                              ==================




                        See notes to financial statements
                                        1

                        GEOTEC THERMAL GENERATORS, INC.

                             STATEMENT OF OPERATIONS




                                                          For the Three Months
                                                             Ended March 31
                                                          2001           2000
                                                      -------------- ----------
                                                      (Unaudited)    (Unaudited)


REVENUES                                             $      -        $     -

COST OF GOODS SOLD                                          -              -
                                                    --------------  -----------
GROSS PROFIT / (LOSS)                                       -              -

COSTS AND EXPENSES:

     General and administrative                           171,382       265,354
     Stock compensation expense                           143,968       388,840
                                                    -------------- -------------

OPERATING LOSS                                          (315,350)      (645,194)

OTHER EXPENSES

    Interest (expense)                                   (20,151)        (8,181)
                                                    -------------- -------------

NET LOSS                                            $   (335,501)  $   (653,375)
                                                    ============== =============


BASIC AND DILUTED NET LOSS PER SHARE                $      (0.02)  $      (0.03)
                                                    ============== =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                21,960,108      20,741,666
                                                    ============== =============






                        See notes to financial statements
                                        2

                              GEOTEC THERMAL GENERATORS, INC.
                                 STATEMENTS OF CASH FLOWS

                                                         For the Three Months
                                                            Ended March 31
                                                          2001          2000
                                                     ------------- -------------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $  (335,501) $   (653,375)
                                                     ------------- -------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         4,327         1,678
     Deferred compensation                               143,966       110,250
     Stock issued for compensation                          -          388,840
   Changes in assets and liabilities:
     Decrease in prepaid expenses                          4,611          -
     Increase in due from officer                        (48,055)         -
     Increase in accounts payable
          and accrued expenses                            74,667        54,367
                                                    ------------- -------------
NET CASH USED IN OPERATING ACTIVITIES                   (155,985)      (98,240)
                                                    -------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                      -         (43,050)
                                                    ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                        -         (43,050)
                                                    ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                        9,269          -
     Proceeds from issuance of debt                       95,195       242,500
     Proceeds from issuance of common stock                 -           30,000
                                                    ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                104,464       272,500
                                                    ------------- -------------

NET INCREASE (DECREASE) IN CASH                          (51,521)      131,210

CASH, beginning of period                                 51,521        24,393
                                                    ------------- -------------

CASH, end of period                                  $      -     $    155,603
                                                    ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                               $      -     $       -
                                                    ============= =============
          Interest                                   $      -     $      4,038
                                                    ============= =============

Non-cash investing and financing activity:
     Common stock issued for services                $      -     $    388,840
                                                    ============= =============



                        See notes to financial statements
                                        3

                         Geotec Thermal Generators,Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31,2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2000.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of March 31, 2001


          Furniture and Fixtures        5 Years         $     33,990
          Data processing equipment     3 Years               30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                      22,107
                                                        -------------
                                                        $     42,814
                                                        =============

3.   NOTES PAYABLE

During the three months ending March 31, 2001 the Company borrowed a total of $95,195 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts has been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($4,727,100).

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training the second half of 2001.

While the costs are incurred up front, the well revenue can last for many months or years without additional expense to the Company.

General and administrative expenses decreased from $265,354 for the three months ended March 31, 2000 to $171,382 for the three months ended March 31, 2001, a decrease of $93,972. The decrease was due to decreased legal and accounting fees incurred in connection with the Company's expanding activities and patent applications.

Stock compensation expense was $388,840 for the three months ended March 31, 2000 compared to $143,968 for the three months ended March 31, 2001. The Company issued common stock for financial consulting and public relation services.

LIQUIDITY AND CAPITAL RESOURCES

In March 2000, the Company borrowed a total of $95,195 from an Investment Trust located in Bermuda. The notes bear interest at 12.5% per annum and are payable one year from date of issuance.

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

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-B

         None

(b)      Reports on Form 8-K

         No Reports were filed during the period ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.


DATE: May 21, 2001                               By:   /s/ Daniel Pepe
                                                 President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: May 21, 2001                               By:    /s/ Daniel Pepe
                                                 President and COB


DATE:  May 21, 2001                              By:    /s/ W. Richard Lueck
                                                 CEO, Secretary and Treasurer


DATE:  May 21, 2001                              By:    /s/ Martin P. Scott
                                                 Chief Financial Offficer