Form 10QSB
period 2001-06-30
GEOTEC THERMAL GENERATORS INC
filed 2001-08-20
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        June 30, 2001
                                         ------------------------------

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


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,020,105 shares of Common Stock as of July 31, 2001.

                         Geotec Thermal Generators, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (unaudited) - June 30, 2001                          1

         Statements of Operations (unaudited) for the Three and Six
         Months Ended June 30, 2001 and 2000                                2

         Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 2001 and 2000                                3

         Notes to Financial Statements                                      4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                        5-7

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                                  8

Signatures                                                                  9

                         GEOTEC THERMAL GENERATORS, INC.

                                  BALANCE SHEET

                                  June 30, 2001

                                   (Unaudited)


                           Assets

CURRENT ASSETS
     Inventories                                              $          50,540
     Prepaid expenses                                                     3,178
     Due from officer, net                                               75,753
                                                              ------------------
         TOTAL CURRENT ASSETS                                           129,471
                                                              ------------------

PROPERTY AND EQUIPMENT, net                                              38,536

OTHER ASSETS                                                             30,566
                                                              ------------------
                                                              $         198,573
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                           $          16,899
     Accounts payable and accrued expenses                              303,922
     Notes payable                                                      817,545
                                                              ------------------
         TOTAL CURRENT LIABILITES                                     1,138,366
                                                              ------------------


SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 21,960,108 shares
          issued and outstanding                                         22,020
     Additional paid-in capital                                       4,186,407
     Accumulated deficit                                             (5,148,220)
                                                              ------------------
        TOTAL SHAREHOLDERS' DEFICIT                                    (939,793)
                                                              ------------------
                                                              $         198,573
                                                              ==================





                        See notes to financial statements

                                     GEOTEC THERMAL GENERATORS, INC.
                                        STATEMENT OF OPERATIONS



                                            For the Three Months Ended     For the Six Months Ended
                                                     June 30,                      June 30,
                                          ------------------------------ --------------------------
                                               2001            2000           2001         2000
                                          --------------- -------------- ------------- ------------
                                            (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)

REVENUES                                  $            -  $      71,615  $          -  $    71,615

COST OF GOODS SOLD                                     -        138,012             -      150,418
                                          --------------- -------------- ------------- ------------
GROSS PROFIT/LOSS)                                     -        (66,397)            -      (78,803)

COSTS AND EXPENSES:
     General and administrative                  333,342        281,641       648,692      525,589
     Stock compensation expense                   50,940      1,198,110        50,940    1,586,950
                                          --------------- -------------- ------------- ------------
OPERATING LOSS                                  (384,282)    (1,546,148)     (699,632)  (2,191,342)
                                          --------------- -------------- ------------- ------------
OTHER EXPENSES
    Interest (expense)                           (36,838)       (14,630)      (56,990)     (22,811)
                                          --------------- -------------- ------------- ------------
NET LOSS                                  $     (421,120) $  (1,560,778) $   (756,622) $(2,214,153)
                                          =============== ============== ============= ============

BASIC AND DILUTED NET LOSS PER SHARE      $        (0.02) $       (0.07) $      (0.04) $     (0.11)
                                          =============== ============== ============= ============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        21,241,859     21,086,512    21,231,414   20,914,465
                                          =============== ============== ============= ============










                                     See notes to financial statements
                                                    2

                               GEOTEC THERMAL GENERATORS, INC.

                                   STATEMENTS OF CASH FLOWS

                                                             For the six Months Ended June 30
                                                          ---------------------------------------
                                                                  2001                 2000
                                                          -------------------   -----------------
                                                              (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $         (756,622)    $    (2,214,153)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                        8,918               5,729
  Deferred Compensation                                              330,381             174,360
  Issuance of common stock options                                         -             388,840
  Stock issued for compensation                                       50,940           1,134,000
Changes in assets and liabilities:
  Increase in accounts receivable                                          -             (71,615)
  Decrease in inventories                                                  -              79,420
  Decrease (Increase) in prepaid expenses                              9,223             (25,000)
  Increase in due from officer                                       (72,231)                  -
  Increase in other assets                                              (649)             (2,643)
  Increase in accounts payable
    and accrued expenses                                             111,420              94,329
                                                          -------------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                               (318,620)           (436,733)
                                                          -------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       -             (51,448)
                                                          -------------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                      -             (51,448)
                                                          -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft                                                      16,899                   -
  Proceeds from issuance of debt                                     250,200             235,000
  Proceeds from issuance of common stock                                   -             362,248
                                                          -------------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            267,099             597,248
                                                          -------------------   -----------------
NET (DECREASE) INCREASE IN CASH                                      (51,521)            109,067

CASH, beginning of period                                             51,521              24,393
                                                          -------------------   -----------------
CASH, end of period                                       $                -    $        133,460
                                                          ===================   =================
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
     Income taxes                                         $                -    $              -
                                                          ===================   =================
     Interest                                             $                -    $          4,825
                                                          ===================   =================
Non-cash investing and financing activity:
  Common stock issued for services                        $           50,940    $        729,000
                                                          ===================   =================

                                  See notes to financial statements
                                                 3

                         Geotec Thermal Generators,Inc.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2000.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of June 30, 2001


          Furniture and Fixtures        5 Years         $     33,990
          Data processing equipment     3 Years               30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                      26,385
                                                        -------------
                                                        $     38,536
                                                        =============
3.   NOTES PAYABLE

The Company borrowed a total of $817,545 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts has been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($5,148,220).

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

Revenues decreased from $71,615 for the three and six months ended June 30, 2000 to $0 for the three and six months ended June 30, 2001. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training the second half of 2001.

Cost of goods sold decreased from $138,012 and $150,418 respectively for the three and six months ended June 30, 2000 to $0 for the three and six months ended June 30, 2001. The Company has not treated any additional oil wells since June 2000.

General and administrative expenses increased from $281,641 for the three months ended June 30, 2000 to $333,342 for the three months ended June 30, 2001, an increase of $51,701. General and administrative expenses increased from $525,589 for the six months ended June 30, 2000 to $648,692 for the six months ended June 30, 2001, an increase of $123,103. The increase was due to amortization of deferred compensation for the three and six months ended June 30, 2001

Stock compensation expense was $1,198,110 for the three months ended June 30, 2000 compared to $50,940 for the three months ended June 30, 2001. The Company issued common stock for financial consulting and public relation services. Stock compensation expense was $1,586,950 for the six months ended June 30, 2000 compared to $50,940 for the six months ended June 30, 2001. The Company issued common stock for financial consulting and public relation services.


Interest expense increased from $14,630 for the three months ended June 30, 2000 to $36,838 for the six months ended June 30, 2001. Interest expense increased from $22,811 for the six months ended June 30, 2000 to $56,990 for the six months ended June 30, 2001. The Company has increased it borrowing to fund its operations.

LIQUIDITY AND CAPITAL RESOURCES

For the sixth months ended June 30, 2001, the Company borrowed a total of $250,200 from an Investment Trust located in Bermuda. The notes bear interest at 12.5% per annum and are payable one year from date of issuance.

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

PART II.  OTHER INFORMATION

ITEM 1     Litigation

         In July 2001 the Company and FR & PC Altai filed suit against Joe Russo and Wayne Snow individually and against their company, UltraDiamond, a Massachusetts corporation alleging extortion and conspiracy to defraud Geotec. UltraDiamond, Joe Russo and Wayne Snow were properly served in this action and as of this filing, no response has been received by the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-B

         None

(b)      Reports on Form 8-K

         No Reports were filed during the period ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.


DATE:August 20, 2001                             By:/s/ Daniel Pepe
                                                    ----------------------------
                                                    Daniel Pepe
                                                    President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: August 20, 2001                            By:/s/ Daniel Pepe
                                                    ----------------------------
                                                    Daniel Pepe
                                                    President and COB


DATE: August 20, 2001                            By:/s/ W. Richard Lueck
                                                    ----------------------------
                                                    W. Richard Lueck
                                                    CEO, Secretary and Treasurer

DATE: August 20, 2001                            By:/s/Martin P. Scott
                                                    ----------------------------
                                                    Martin P. Scott
                                                    Chief Financial Officer