Form 10QSB
period 2001-09-30
GEOTEC THERMAL GENERATORS INC
filed 2001-11-19
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        September 30, 2001
                                         ------------------------------

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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,186,105 shares of Common Stock as of October 5, 2001.

                         Geotec Thermal Generators, Inc.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - September 30, 2001                                  1

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2001 and 2000                            2

            Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 2001 and 2000                    3

         Notes to Financial Statements                                     4-5

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         6-8

PART II. OTHER INFORMATION
Item 6.   Exhibits and reports on Form 8-K                                   9

Signatures                                                                  10

                        GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET


                           Assets                                September 30,
                                                                     2001
                                                              ------------------
                                                                  (Unaudited)
CURRENT ASSETS
     Cash                                                     $           1,492
     Inventories                                                         50,540
     Due from officer, net                                              111,829
                                                              ------------------
         TOTAL CURRENT ASSETS                                           163,861

PROPERTY AND EQUIPMENT, net                                              35,426

OTHER ASSETS                                                             30,567
                                                              ------------------
                                                              $         229,854
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                    $         346,905
     Notes payable                                                      972,317
                                                              ------------------
         TOTAL CURRENT LIABILITES                                     1,319,222
                                                              ------------------


SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 22,186,108 shares
          issued and outstanding                                         22,186
     Additional paid-in capital                                       4,331,346
     Accumulated deficit                                             (5,442,900)
                                                              ------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (1,089,368)
                                                              ------------------
                                                              $         229,854
                                                              ==================



                        See notes to financial statements
                                        1

                        GEOTEC THERMAL GENERATORS, INC.
                             STATEMENT OF OPERATIONS



                                            For the Three Months Ended       For the Nine Months
                                                   September 30              Ended September 30
                                               2001            2000           2001         2000
                                          ---------------- -------------- ------------- ------------
                                            (Unaudited)     (Unaudited)    (Unaudited)  (Unaudited)

REVENUES                                  $             -  $      80,646  $          -  $   152,261

COST OF GOODS SOLD                                      -          7,890             -      158,308
                                          ---------------- -------------- ------------- ------------
GROSS PROFIT(LOSS)                                      -         72,756             -       (6,047)

COSTS AND EXPENSES:

 General and administrative                       365,585        948,739       634,807    1,474,327
 Stock compensation expense                       196,045              -       340,013    1,586,950
                                          ---------------- -------------- ------------- ------------

OPERATING LOSS                                   (561,630)      (875.983)     (974,820)  (3,067,324)
                                          ---------------- -------------- ------------- ------------
OTHER EXPENSES

 Interest (expense)                               (56,530)       (15,989)      (76,682)     (38,800)
                                          ---------------- -------------- ------------- ------------

NET LOSS                                  $      (618,160) $    (891,972) $ (1,051,502)  (3,106,124)
                                          ================ ============== ============= ============

BASIC AND DILUTED NET LOSS PER SHARE      $         (0.03) $       (0.04) $      (0.05) $     (0.15)
                                          ================ ============== ============= ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                  22,147,597     21,811,066    22,022,604   21,104,934
                                          ================ ============== ============= ============



                        See notes to financial statements
                                        2

                              GEOTEC THERMAL GENERATORS, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                  2001                 2000
                                                          -------------------   -----------------
                                                              (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $       (1,051,302)   $     (3,106,124)
                                                          -------------------   -----------------

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                       13,195              10,057
  Stock issued for services                                          526,426           2,311,750
Changes in assets and liabilities:
  Accounts receivable                                                      -             (76,131)
  Inventories                                                              -              79,420
  Prepaid expenses                                                    12,400             (18,700)
  Due from officer                                                  (108,307)             (3,522)
  Other assets                                                          (650)             (9,908)
  Accounts payable and accrued expenses                              154,403             188,618
                                                          -------------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                               (453,835)           (624,540)
                                                          -------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (1,167)            (52,609)
                                                          -------------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                 (1,167)            (52,609)
                                                          -------------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                        -            (120,000)
  Proceeds from issuance of debt                                     404,973             434,445
  Proceeds from issuance of common stock                                   -             374,748
                                                          -------------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            404,973             689,193
                                                          -------------------   -----------------
NET INCREASE (DECREASE) IN CASH                                      (50,029)             12,044

CASH, beginning of period                                             51,521              24,393
                                                          -------------------   -----------------
CASH, end of period                                       $            1,492    $         36,437
                                                          ===================   =================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Income taxes                                         $                -    $              -
                                                          ===================   =================
     Interest                                             $                -    $          4,825
                                                          ===================   =================


                        See notes to financial statements
                                        3

                         Geotec Thermal Generators,Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2000.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of Septmember 30, 2001


          Furniture and Fixtures        5 Years         $     35,158
          Data processing equipment     3 Years               30,930
                                                        -------------
                                                              66,088
          Less: accumulated depreciation                      30,662
                                                        -------------
                                                        $     35,426
                                                        =============

3.   NOTES PAYABLE

The Company borrowed a total of $972,317 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable one year from the date of issuance.

4.   STOCK COMPENSATION

The Company issued its common stock and warrants to purchase its common stock to several consultants for services rendered. The stock has been valued at its fair market value and has recorded approximately $340,000 in compensation.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective date of SFAS Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No. 133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

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

      In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts has been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($5,442,900).

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

Revenues decreased from $152,261 for the nine months ended September 30, 2000 to $0 for the nine months ended September 30, 2001. The Company has not treated any additional oil wells since June 2000. The Company is waiting for additional funding, for the return of representatives from the Russian Federation to complete the training of the Company's staff.

Cost of goods sold decreased from $158,308 for the nine months ended September 30, 2000 to $0 for the nine months ended September 30, 2001. The Company has not treated any additional oil wells since June 2000.

General and administrative expenses decreased from $1,474,327 for the nine months ended September 30, 2000 to $634,807 for the nine months ended September 30, 2001, a decrease of $839,520. The decrease was due to a reduction in professional fees for the nine months ended September 30, 2001

Stock compensation expense was $1,586,950 for the nine months ended September 30, 2000 compared to $340,013 for the nine months ended September 30, 2001. The Company issued common stock for financial consulting and legal services.


Interest expense increased from $38,800 for the nine months ended September 30, 2000 to $76,682 for the nine months ended September 30, 2001. The Company has increased it borrowing to fund its operations.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, the Company borrowed a total of $404,973 from an Investment Trust located in Bermuda. The notes bear interest at 12.5% per annum and are payable one year from date of issuance.

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

PART II.  OTHER INFORMATION

ITEM 1     Litigation

In July 2001 the Company and FR & PC Altai filed suite against Joe Russo, Wayne Snow individually and against their company, UltraDiamond a Massachusetts corporation alleging extortion and conspiracy to defraud Geotec. UltraDiamond, Joe Russo and Wayne Snow were properly served in this action and as of this filing, no response has been received by the Company.

UltraDiamond filed a counter suit alleging breach of contract with Altai, and tortuous interference with contractual relationship against Geotec. Geotec and Altai plan to pursue their rights to the fullest extent of the law against Joe Russo, Wayne Snow individually and their Company UltraDiamond.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-B

         None

(b)      Reports on Form 8-K

         No Reports were filed during the period ended September 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.


DATE:November 19, 2001                     By:   /s/ Daniel Pepe
                                                 President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: November 19, 2001                    By:   /s/ Daniel Pepe
                                                 President and COB


DATE:  August , 2001                       By:   /s/ W. Richard Lueck
                                                 CEO, Secretary and Treasurer