Form 10KSB
period 2001-12-31
GEOTEC THERMAL GENERATORS INC
filed 2002-04-15
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
         OF 1934

         For the fiscal year ended December 31, 2001

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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2001 $0

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002, computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $.17: $997,153

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 28, 2002, was 23,001,108

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

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM) (or the "Generators(TM)"), is designed to produce a thermo-chemical treatment of oil and gas wells, designed to restore and increase output capacities, thereby enabling increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil production can be measured in barrels per year, with one barrel of oil valued at approximately US$ 21.00 as of December 2001. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998 and three subsequent contracts comprise the patent-ability, long-term agreement and transfer of technology.

2. Background

FR&PC ALTAI, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm has been developing (since the 1950's) and manufacturing the Generators(TM) since the early 1970's (experimentation on 6,500 wells prior to 1986, and subsequent commercialization with an additional 30,000 wells since
1986), and have continued to refine the technology, striving to make the Generators(TM) suitable for all geological conditions to depths below 22,000 feet.

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

4. Patents and Trademarks

The Company believes that the technology and resulting processes and methods developed by FR&PC ALTAI have not been discovered/utilized by any other competitors on an international basis. As such, the Company has filed US and international patents on several composite materials, and on the use characteristics of the Generators(TM) for oil, gas and water wells. In addition, confidential and proprietary information owned by the Company, has been protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will and do protect both the Company and the Generator(TM) registered names.

5. Vendors, Suppliers, Distributors, Customers

The Company and management have spent considerable time, effort, and expense in developing strong relationships and alliances with several organizations involved in the energy industry throughout the world.

The Company's exclusive Gas Generators(TM) Development Agreement, with FR&PC ALTAI, signed in 1998, includes a long-term Technology Agreement (effectively triggered in July 2000, and with the first contract delivered in the Fall 2001, with the Company's acceptance of the technology) for ten years, with a ten-year renewal option. The exclusive service areas presently encompass North, Central, and South America. Of the 2.9 million oil/gas wells in the US and Canada and 2.5 million wells in South/Central America, it is estimated that the majority of the wells contain the general geological criteria necessary to allow successful treatment from the Company's exclusive Generators(TM) technology.

The Company will purchase the generators through a Russian company, which regulates the sale and subsequent use of the technology. In 1993, Russian President Boris Yeltsin established Rosvooruzhenie, now known as Rosoboronexport, a government-controlled company to import and export military type technology. In August 1997, it was reorganized into the Federal State Unitary Enterprise, State Company, Rosvooruzhenie, and has become the largest trader in Russia, controlling more than 90% of the country's exports of weapons and military type equipment, by dealing with over fifty different countries. All of the Company's Generators(TM) will be imported to the United States by Rosvooruzhenie.


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

The first 60 generators were received in the Companies US warehouse in the Spring of 2000. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators are required to be ordered in the first two years (starting with the acceptance of the technology in July 2000 and first contract completed by Rosoboronexport, (by the Company), with a minimum of 500 units per year in the subsequent eight years.

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

The Company has not treated any additional oil wells. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training in the second quarter of 2002, concurrent with the training of its joint venture partner, J-TEX Corporation, a Nevada Corporation.

A team of FR&PC ALTAI scientists did join the Company's US treatment team in the Spring and Summer of 2000, for purposes of treating the initial wells that were utilized to transfer the technology to the Company. Final field training is scheduled in the second quarter of 2002, concurrent with the training of its joint venture partner, J-TEX Corporation. Results from the first treated wells, confirmed the value of the technology. Also, during the treatments, the Company's technical personnel were trained on safety and effectively conducted the entire procedure, from assembly and ignition down to data collection. In 20 out of 20 wells, the technology established communication with the reservoir. This was seen instantly on the well site. In some cases, initial production was generated from the wellhead. No known damage was created in the wells, as demonstrated, by water (in the case of a water injection well that was treated) or hydrocarbon increased production. The Company contracted for these wells, without having the technology transferred, which was the purpose of these well treatments. Of the 20 wells, 15 wells were shut in for 4-15 years, and the balance of the wells were producing 1 barrel of oil, or less per day, prior to treatment.

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

The Company will not benefit from its process unless the Generator(TM) well treatment is successful. The Company will treat a well for 38-50% (or a negotiated fee for service) of increased production of new oil or gas, as produced by the Company's treatment process. (The revenue sums are subsequent to the land lease override and state production taxes, which generally account for 20% of the gross production.) As an example, if the oil well is producing 20 barrels per day before treatment, and produces 120 barrels of oil per day after treatment; then the Company would receive one half of 100 barrels per day (120 less the 20 barrels for the land lease and state production taxes) or about $1,250 per day. (calculated at $25 per barrel) Annual revenue would be approximately $300,000 per year for a well with this increased yield.

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

The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting through its joint venture with J-TEX Corporation in North South and Central America. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada. The joint venture agreement with J-TEX Corporation calls for exclusive representation of new well contracts, while the Company can treat wells where J-TEX is not operational. The agreement also states that J-TEX plans to provide and treat 80 wells per month on an ongoing basis, after training and the start-up phase, and annually 1500 wells, or more, in subsequent years. While the Agreement allows for the continuation of production override service contracts, based upon hydrocarbon increases, a fee for service option is provided for well operators, which also takes into consideration the government ownership of wells in South and Central America.

The Company has also entered into a joint venture Agreement with Representaciones Barki Cia, of Quito, Ecuador. The joint venture calls for minimum purchases of gas generators equal to $550,000 in the first year and $1,100,000 in the second year, with profit sharing above the minimum purchase costs. As of this annual report, scheduling of training for the Barki Cia's staff was scheduled for February 2002, however has been delayed due to government employment strikes. Those strikes have just be resolved, and the Company is expecting training and the technology introduction to PetroEcuador within the next 30 days.

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

With the training believed to be completed with J-TEX and Barki Cia's staff in the second quarter of 2002, revenues are expected throughout the remainder of fiscal of 2002.

The Russian Federation has had and will continue to have meeting on behalf of the Company's technology with other governments, within the Company's geographical territory of North, South and Central America. This will be a continuing source of relationships for South and Central American wells for the Company.

Multiple zones in wells and wells that have been shut-in are further sources of revenue, with new contracts that will be the source of revenue for the Company for wells with zones that have not been "brought in".

7. Competition

Several companies have been involved or are currently involved in some type of gas generating stimulation. The Company believes that the current gas generation technology in use today, while somewhat effective, is inferior to the Company's Generator(TM) technology, as it is more expensive and has not compiled the same success rate. The following companies provide minimal competition:
Servo-Dynamics,Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company.

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

Certain states have adopted legislation, which has the effect of setting a ceiling price for certain natural gas sold under existing contracts and not committed or dedicated to interstate commerce before enactment of the NGPA. The United States Supreme Court upheld the constitutionality of that type of state-mandated price control by Kansas. The pricing categories referred to above represent maximum authorized prices. A natural gas purchaser does not necessarily pay those prices, which are generally affected by the level of competition in the area, the availability of pipelines and markets, and the price ceilings under the NGPA.

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


ITEM 2. DESCRIPTION OF PROPERTIES

PROPERTIES

        The Company currently leases facilities consisting of approximately 2,700, square feet of office space in Boca Raton, Florida pursuant to a five year lease, with initial monthly base rental amount of $5,969, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services and electricity. The Company also leases a storage facility for its gas generators, which is centrally located in the oil/gas producing states. From this location, the Company can readily ship its generators throughout North America.

ITEM 3. LEGAL PROCEEDINGS

         There are two legal proceedings the Company has been involved with in 2001, that will extend into 2002.

         The Company has filed, in Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, a lawsuit alleging fraud, extortion and civil RICO against UltraDiamond Technologies, Inc., a Massachusetts Company, and its principals, Wayne Snow, Joseph Russo, individually, case no 01--7516D.

UltraDiamond, and its two principals, Joe Russo and Wayne Snow along with Dan Pepe, Geotec's President with FR & PC Altai's diamond powder starting on or about 1995 and 1996, and UltraDiamond has/had a distribution agreement for the diamond powder which is in dispute between the parties. Geotec received notice from UltraDiamond's attorney, in early 2001, that Geotec is distributing diamond powder, which Geotec responded was not the case, and that it had no interest in distributing Altai's diamond powder. Further, UltraDiamond asserted that Dan Pepe directed the opportunity for Geotec's generators away from UltraDiamond, and that UltraDiamond had a first right of refusal for all of Altai's 100+ technologies. Altai, firmly denied that UltraDiamond had any distribution, at any time, for any of its technologies, other than for the diamond powder and diamond related products. Further, to the best of Geotec's knowledge, UltraDiamond technologies has no full time employees, and Wayne Snow is a full time accountant, and Joe Russo is a food salesman, and they are UltraDiamond's only employees. The Company believes that on or about February, 2001 that Altai, clarified its termination of UltraDiamond, even though, through discovery it appears, in general reading that UltraDiamond's only written contract terminated in 1995, and was renew until December 31, 1996, when it also terminated. No other documents have been received by Geotec that makes any assertion, in the Company's opinion, that UltraDiamond had any rights, at any time, except for diamond powder and related diamond products. In communications with Altai, they believe that UltraDiamond filed its suit against Dan Pepe, to recover their distribution of the diamond powder such that their revenue could continue, without full payment to Altai, as stated by Altai, for the inventory of the diamond powder.

On or about April, 2001, following these events, UltraDiamond filed a lawsuit against Dan Pepe, Geotec's President, alleging that Mr. Pepe, interferred with the relationship of UltraDiamond and Altai, and sought to recover unspecified damages from Dan Pepe. Following these events, Joe Russo contact Dan Pepe for a settlement, and communications occurred also with W. Richard Lueck, Geotec's CEO regarding UltraDiamond and its principles demands, which included 6,000,000 shares of Geotec common stock, $200,000 in cash, 5% royalty of all Geotec sales, the sale or distribution of the diamond powder by Geotec for a 5% royalty on all sales to Ultradiamond, and a seat on Geotec's board of directors. Further, communications were made with Geotec, that if these demands were not met, UltraDiamond would post information on bulletin boards, have not ability to finance, and be unable to conduct certain business. Through several conversations and communications with UltraDiamond, its legal counsel and Joseph Russo, they made it clear that they were also going to file a lawsuit against Geotec, if settlement was not offered by Geotec.

Geotec filed a torturous interference, fraud and RICO lawsuit, as a results of these actions. Further, in Massachusetts US court, FR & PC Altai has also files for alleged fraud, torturous interference and improper conveyance, including non-payment of contractual funds to Altai and return of UltraDiamond's inventory, which Altai alleges that it has not been paid for.

         Separately, the Company filed liens against Emerald Restoration and Production Company, a Nevada Corporation, for the non-payment a contract, in which the Company treated 8 wells in or around Gillette, Wyoming. Emerald had apparently filed Chapter 11 bankruptcy, before, and unknown to the Company at the time of Geotec treating Emerald's wells. Subsequently, in the summer of 2001, the Federal Bankruptcy Court dismissed the bankruptcy, allowing the Company to attempt to foreclose on the wells that were treated. During this process, the Wyoming Oil and Gas Commission contacted Geotec and informed the Company that it was going to cap and close all the 120 wells owned by Emerald. The Company could not proceed in a timely fashion to foreclose on these wells, and there was a question of liability for the capping fee costs for all the wells, and pollution in and around the tank batteries, according to the Bureau of Land Management, with the liability estimated at or around $2.4 Million. Further, the equipment on the wells in question was removed, reportedly to pay for the capping fees and costs, such that the business opportunity was questioned by Management. The Company has not foreclosed on these wells as of this annual report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

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

            Period                                       High             Low
         1999

         Fourth Quarter                                 $9.000          $3.500

         2000

         First Quarter                                  $7.750          $3.125
         Second Quarter                                 $7.750          $3.375
         Third Quarter                                  $6.688          $1.469
         Fourth Quarter                                 $1.594          $ .563

         2001
         First Quarter                                  $1.156          $ .750
         Second Quarter                                 $2.100          $ .750
         Third Quarter                                  $1.100          $ .450
         Fourth Quarter                                 $ .750          $ .220

         2002
         First Quarter                                  $ .550          $ .150

         The Company believes that as of December 31, 2001, there were approximately 83 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 400 beneficial and round lot holders of the Company's Common Stock.

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

RESULTS OF OPERATIONS

Revenues decreased from $152,261 for the year ended December 31, 2000, to $0 for the year ended December 31, 2001. The Company has not treated any additional oil wells since the above mentioned. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training in the second quarter of 2002.

Cost of goods sold decreased to $0 for the year ended December 31, 2001 from $111,043 for the year ended December 31, 2000. As mentioned above the Company has not treated any additional wells during fiscal 2001.

General and administrative expenses decreased from $1,104,237 for the year ended December 31, 2000 to $1,086,688 for the year ended December 31, 2001 a decrease of $17,549. The decreases were due to payroll reductions, and decreased legal and accounting fees.

Stock compensation expense was from $2,467,595 for the year ended December 31, 2000 compared to $340,013 for the year ended December 31, 2002. In Fiscal 2000 the Company issued common stock to three employees of the Company, in lieu of and as replacement for employee stock options, and issued common stock for financial consulting and public relation services. the Company also expensed deferred compensation in the amount of $899,257. Such amounts represent stock issued for financial consulting services. The Company has decided to cancel the consulting services agreement. During Fiscal 2001 the Company issued stock and warrants to certain consultants.

Interest expense for the year ended December 31, 2000 was $57,449 compared to $112,624 for the year ended December 31, 2001 an increase of $55,175. The increase is do to the Company's increase in borrowings.

INVESTING

Cash used in investing activities decreased from $65,648 for the year ended December 31, 2000 to $649 for the year ended December 31, 2001 a decrease of $64,999.The decrease was do to a reduction in purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 226,000 shares of common stock valued at $144,920 to several consultants for financial services and investor relations.

The Company issued a consultant 400,000 stock options exercisable at prices between $1.50 and $4.00 per share. These options were valued at $51,125.

The Company completed a private placement of a total of 20,000 shares of common stock for net proceeds of $6,000.

The Company borrowed a total of $460,272 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand.

In January of 2002 the Company sold a total of 295,000 shares of common stock for gross proceeds of $88,500. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000. The Company also granted a total of 200,001 common stock options exercisable at $.30 to the holders of these notes.

In February 2002 the Company issued a total of 500,000 shares of common stock to an employee and several consultants.

The report of the independent auditors on the Company's financial statements as of December 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($5,930,924). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to purchase the minimum amount of generators under its contract with FR&PC ALTAI.

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

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                        F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Geotec Thermal Generators, Inc.


We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $1,539,325 and $3,588,063 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company had a working capital deficiency of $1,633,068 at December 31, 2001. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                                /S/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants



New York, New York
April 9, 2002

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET


                             ASSETS

CURRENT ASSETS:
     Cash                                                       $         5,359
     Inventories, net                                                    25,270
     Due from officer                                                   148,309
                                                                ----------------
         TOTAL CURRENT ASSETS                                           178,938
                                                                ----------------

PROPERTY AND EQUIPMENT, net                                              31,110

PATENTS                                                                  13,688

DEPOSIT                                                                  16,878
                                                                ----------------
                                                                $       240,614
                                                                ================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $       784,389
     Notes Payable                                                    1,027,617
                                                                ----------------
         TOTAL CURRENT LIABILITES                                     1,812,006
                                                                ----------------


STOCKHOLDER'S DEFICIT:
     Common stock, $.001 par value, 50,000,000
       shares authorized; 22,206,108 shares
       issued and outstanding                                            22,206
     Additional paid-in capital                                       4,337,326
     Accumulated deficit                                             (5,930,924)
                                                                ----------------
        TOTAL STOCKHOLDERS' DEFICIT                                  (1,571,392)
                                                                ----------------

                                                                $       240,614
                                                                ================








                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS


                                                           Year Ended December 31
                                                          2001                2000
                                                     ----------------    ----------------

REVENUES                                             $             -     $       152,261

COST OF GOODS SOLD                                                 -             111,043
                                                     ----------------    ----------------

GROSS PROFIT                                                       -              41,218

COSTS AND EXPENSES:
     General and administrative                            1,086,688           1,104,237
     Stock compensation expense                              340,013           2,467,595
                                                     ----------------    ----------------

OPERATING LOSS                                            (1,426,701)         (3,530,614)

    Interest expense                                        (112,624)            (57,449)
                                                     ----------------    ----------------
NET LOSS                                             $    (1,539,325)    $    (3,588,063)
                                                     ----------------    ----------------


NET LOSS PER SHARE - BASIC AND DILUTED               $         (0.07)    $         (0.17)
                                                     ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - BASIC AND DILUTED                22,206,108          21,220,970
                                                     ================    ================








                          See notes to financial statements

                                          GEOTEC THERMAL GENERATORS, INC.
                                        STATEMENT OF STOCKHOLDERS' DEFICIT



                                          Common Stock         Additional
                                ---------------------------     Paid-in         Deferred        Accumulated
                                   Shares          Amount       Capital       Compensation        Deficit             Total
                                ---------------------------   ------------  ---------------   ---------------   ----------------

Balance at December 31, 1999       20,737,775   $   20,738    $   823,275   $     (110,250)   $     (803,536)   $       (69,773)

  Sale of common stock                207,333          207        625,541                -                 -            625,748
  Issuance of stock
     options for services                   -            -        430,978          (42,138)                -            388,840
  Stock issued to employees           378,000          378      1,133,622                -                 -          1,134,000
  Shares issued for services          637,000          637      1,122,111       (1,077,250)                -             45,498
  Amortization of deferred
    Compensation                            -            -              -          899,257                 -            899,257
Net Loss                                                                                          (3,588,063)        (3,588,063)
                                --------------  -----------   ------------  ---------------   ---------------   ----------------
Balance at December 31, 2000       21,960,108       21,960      4,135,527         (330,381)       (4,391,599)          (567,463)

  Sale of common stock                 20,000           20          5,980                -                 -              6,000
  Issuance of stock
     options for services                                          51,125                -                 -             51,125
  Shares issued for services          226,000          226        144,694                -                 -            144,920
  Amortization of deferred
    compensation                            -            -              -          330,381                 -            330,381
Net Loss                                    -            -              -                -        (1,539,325)        (1,539,325)
                                --------------  -----------   ------------  ---------------   ---------------   ----------------
Balance at December 31, 2001       22,206,108   $   22,206    $ 4,337,326   $            -    $   (5,930,924)   $    (1,571,392)
                                ==============  ===========   ============  ===============   ===============   ================




                                          See notes to financial statements
                                                         F-5

                               GEOTEC THERMAL GENERATORS, INC.

                                  STATEMENTS OF CASH FLOWS



                                                             Year ended December 31,
                                                            2001                  2000
                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                         $      (1,539,325)    $      (3,588,063)
                                                      ------------------    ------------------
     Adjustments to reconcile net loss
           to net cash used in operating
           activities:
       Depreciation and amortization                             15,970                13,389
       Write-off of inventories                                  25,270                     -
       Amortization  of deferred compensation                   330,381               899,257
       Stock options issued for compensation                     51,125               388,840
       Stock issued for compensation                            144,920             1,179,498

     Changes in assets and liabilities:
          Inventories                                                 -                79,420
          Due to officers                                      (144,787)               (3,522)
          Prepaid expenses                                       12,400               (12,400)
          Organizational costs                                      374                     -
          Accounts  payable and accrued expenses                591,887               182,764

                                                      ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                          (511,785)             (860,817)
                                                      ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Patent expenses                                               (649)              (13,039)
     Purchase of property and equipment                               -               (52,609)

                                                      ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES                              (649)              (65,648)
                                                      ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                -              (120,000)
     Proceeds from issuance of debt                             460,272               447,845
     Proceeds from issuance of common stock                       6,000               625,748

                                                      ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       466,272               953,593
                                                      ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                 (46,162)               27,128

CASH, beginning of year                                          51,521                24,393
                                                      ------------------    ------------------
CASH, end of year                                     $           5,359     $          51,521
                                                      ==================    ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                                $               -     $               -
                                                      ==================    ==================
          Interest                                    $               -     $           7,260
                                                      ==================    ==================



                                     See notes to financial statements
                                                  F-6

                         GEOTEC THERMAL GENERATORS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


1.       ORGANIZATION

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Basis of Presentation - The Company has incurred operating losses of approximately $1,539,325 and $3,588,063 for the years ended December 31, 2001 and 2000. There is also a working capital deficiency of $1,633,068 at December 31, 2001. No assurances exist that the Company will not encounter substantial delays and expenses related to the financing of its successful completion of its product development and marketing efforts. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company.

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

         K. Impairment of long-lived assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

         L.  Recent accounting pronouncements

             In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

3.        DUE FROM OFFICERS

The Company loaned two Directors of the Company money throughout the year. The loans begin to accrue interest on December 31, 2001 at a rate of 4% per annum. At the Directors discretion the loan can be repaid with Company stock at value of $.50 per share.

4.       INVENTORIES

The Company as part of their agreement with the Russian Federation (see Note 8) was required to purchase gas generator units. These gas generators can be used only once for each attempt at oil and gas recovery for each well. The generators are stated at lower of cost or market. Cost is determined using the first-in first-out method of inventory pricing.

5.        PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following as of December 31, 2001:

          Furniture and Fixtures          5 Years       $     33,990
          Data processing equipment       3 Years             30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                     (33,811)
                                                        -------------
                                                        $     31,110
                                                        =============
6.       NOTES PAYABLE

         In November 1999, the Company borrowed $119,500 from an Investment Trust based in Bermuda. The loan is due in November 2003, four years from the date of issuance. Interest on the note is 12.50% per annum, payable upon repayment of the principal.

         During the year ended December 31, 2001 the Company borrowed a total of $460,272 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand.

7.       COMMON STOCK AND STOCK OPTIONS

         During the year ended December 31, 2000 the Company issued common stock as compensation for services valuing such issues at the fair market value of the common stock issued. The Company issued 637,000 shares of common stock valued at $1,122,748 to several consultants for financial services and investor relations.

         During the year ended December 31, 2000 the Company issued a consultant 25,000 stock options exercisable at $2.00 per share and 50,000 stock options exercisable at $3.00. These options were valued at $51,730 as per a Black Scholes Valuation. The Company also issued 200,000 stock options exercisable at $5.00 per share to a consultant. These options were valued at $430,978 as per a Black Scholes valuation.

         During the year ended December 31, 2000 the Company issued common stock as compensation for services valuing such issues at the fair market value of the common stock issued. The Company issued 378,000 shares of common stock valued at $1,134,000 to three employees.

         During the year ended December 31, 2000 the Company completed a private placements of a total of 207,333 shares of common stock for net proceeds of $625,748. With prices ranging from $2.50 to $5.00 per share. In connection with one of the placements, the Company also issued 50,000 common stock warrants expiring April 2003. Each warrant entitles the holder to purchase one share of common stock at a price of $4.50.

         In December 2001 the Company sold 20,000 shares of common stock at a price of $.30 per share.

         During 2001 the Company issued 226,000 share of common stock to consultants valued at $144,920. The Company also issued a total of 350,000 stock options with prices ranging from $1.50 to $4.00 per share to one of the consultants. The Company incurred an expense of $51,125 as a result of these options as per a Black Scholes valuation.

8.       INCOME TAXES

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

         The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income
         (loss) before provision for income taxes is as follows:

                                                  Year ended December 31,
                                            ------------------------------------
                                                 2001               2000
                                            -----------------  -----------------

           Taxes benefit computed
             at statutory rate               $       (540,000) $     (1,250,000)

           Permanent Difference                       167,000                 -

           Losses for which no tax
             benefit utilized                         373,000         1,250,000
                                             ----------------- -----------------

           Net income tax benefit            $              -  $              -
                                             ================= =================

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,400,000 at December 31, 2001 expiring between the years 2014 and 2019.

         Listed below are the tax effects of the items related to the Company's net tax liability:


                                            December 31, 2001
                                           ---------------------
         Tax benefit of net
         operating loss carryforward       $          1,190,000

          Valuation Allowance                        (1,190,000)
                                           ---------------------
        Net deferred tax asset recorded    $                  -
                                           =====================

9.       COMMITMENTS

              In December 1999, the Company entered into a five year lease for office space commencing April 2000.

Future minimum rental payments under the non-cancelable operating lease are as follows:

                       Year ended December 31,

                        2002                                76,315
                        2003                                71,674
                        2004                                71,516
                        Thereafter                           5,974
                                                   -----------------
                                                   $       225,479
                                                   =================

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

Employment Agreements - In January 1999, the Company entered into five-year employment agreements with two officers. The total annual commitment to the Company for these agreements will aggregate $350,000. On October 1 2000 the Board of Directors increased the salaries to $500,000 per annum. One March 31, 2001 The two officers lowered there salary to $350,000 per annum.

10.      STOCK OPTIONS

The weighted average fair value of stock options granted during the year ended December 31, 2000 was $4.36. No employee stock options were granted in 2001.


         Stock option transactions were as follows:
                                                               Weighted Average
                     Number of options          Shares          Exercise Price
         ----------------------------------- -------------     ----------------

         Outstanding at December 31, 1998         126,000      $          2.38
                                             -------------     ----------------
         Outstanding at December 31, 1999         126,000      $          2.38
         Granted                                  275,000      $          4.36
         Cancelled                               (126,000)     $          2.38
                                             -------------     ----------------
         Outstanding at December 31, 2000         275,000      $          4.36
         Granted                                  350,000      $          3.07
                                             -------------     ----------------
         Balance December 31, 2001                625,000      $          3.64
                                             =============     ================

         The following options were outstanding at December 31, 2001:

                        Range of        Outstanding     Weighted Average    Exercisable    Weighted Average     Remaining
                     Exercise Price       Options        Exercise Price       Options       Exercise Price    Life (Years)
                    ----------------- ---------------- ------------------- -------------- ------------------- --------------
                      $2.00-$5.00         275,000                  $4.36          275,000           $4.36               1
                      $1.50-$4.00         350,000                  $3.07          350,000           $3.07               2

11. Subsequent Events

In January of 2002 the Company sold a total of 295,000 shares of common stock for gross proceeds of $88,500. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000. The Company also granted a total of 200,001 common stock options exercisable at $.30 to the holders of these notes. In February 2002 the Company issued a total of 500,000 shares of common stock to an employee and several consultants.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  MANAGEMENT

                                   MANAGEMENT

         The following table sets forth certain information concerning the current directors of the Company and the executive officers of the Company:

                                   MANAGEMENT
The officers and directors of the Company are as follows:

Name                                Age        Position
--------------------------------------------------------------------------------

Daniel Pepe                         47         President and Chairman

W. Richard Lueck                    52         Chief Executive Officer, Director
Secretary/Treasurer

Albert O. Banahene                  40         Chief Petroleum Engineer

The following is a brief description of the business background of the directors/key employees of the Company.

Daniel Pepe has been Chairman and President of the Company since 1998. After consulting from 1994-1998 with FR&PC ALTAI, a Russian military research and production facility, he was offered the opportunity to develop their PGDBK Generators in the North, Central, and South America markets. Mr. Pepe worked directly with the firm and their Director General, and then successfully negotiated with the Russian Government, identifying opportunities for successful implementation of the technology into Asian markets.

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

In 1991, Mr. Pepe was an independent contractor with WTE, an independent consulting company that identified opportunities for US companies to promote and market their products and services in the former Soviet Union, where he strengthened interpersonal relationships between the companies and high ranking personnel in the Soviet Union government. Mr. Pepe's entrepreneurial experience includes the founding and operating of successful businesses in a vast array of industries, including real estate, ship building, and residential commercial construction.

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

         During the year ended December 31, 2001 the Company's Board of Directors held meetings and took action by unanimous written consent a total of 7 times.

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


ITEM 10. EXECUTIVE COMPENSATION
         The following table sets forth the aggregate compensation paid to Daniel Pepe and W. Richard Lueck (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 2001, which was $100,000 or more.

                                                                                      Securities            Other
Name and Principal              Fiscal                                                Underlying            Annual
Position                        Year              Salary             Bonus              Options          Compensation
--------                        ----              ------             -----           -------------       ------------
Daniel Pepe                     2001              $193,750             -0-               -0-                 -0-
President & Chairman            2000              $126,459             -0-               -0-                 -0-
                                1999              $107,752             -0-               -0-                 -0-
                                1998               $68,626             -0-               -0-                 -0-

Richard Lueck,                  2001              $193,750             -0-               -0-                 -0-
Secretary & Treasurer & CEO     2000              $101,250             -0-               -0-                 -0-
                                1999              $ 37,002             -0-               -0-                 -0-
                                1998               $ 1,600             -0-               -0-                 -0-

Effective January 1, 1999, the Company entered into five-year employment agreements with each of Daniel Pepe and W. Richard Lueck providing for base annual salaries of $175,000, with their salary increasing to $250,000 per year when annual revenue reaches $5,000,000. On October 1, 2000 the Board of Directors increased Daniel Pepe's and W. Richard Lueck's salary to $250,000 per annum. The employees may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee.

No formula or criteria have been specifically determined. On March 31, 2001 the Mr. Pepe and Mr. Lueck reduced there salaries back to $175,000 per year. For the year ended December 31, 2001 all of there salary has been accrued and not paid.

OPTION GRANTS IN LAST FISCAL YEAR

None

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2000. No stock options were exercised by the Named Executive Officers during the period ended December 31, 2001. No stock appreciation rights were granted or are outstanding.


               Number of Unexercised Option   Value of Unexercised in the money
                 Held at December 31, 2001       Options at December 31, 2001
            --------------------------------------------------------------------

Name        Exercisable        Unexercisable           Exercisable Unexercisable

NONE            -                  -                                  -


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:


                                                                                            PERCENTAGE OF
                                                                                             OUTSTANDING
NAME AND ADDRESS OF                                   SHARES OF COMMON STOCK               SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                                 BENEFICIALLY OWNED                  CIALLY OWNED(1)
-----------------------                             ----------------------------           ---------------

Daniel & Jodi Pepe........................                   637,500                            2.9%
W. Richard Lueck..........................                   787,500                            3.5%
ADRP NORM Trust (3).......................                 7,350,000                           33.1%
Honest Tee Control Trust (4)..............                 7,350,000                           33.1%

All officers and directors
as a group (2 persons)....................                16,125,000                           72.6%

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date indicated above upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As December 31, 2001 there were 22,206,108 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 1615 S.Federal Highway, Suite 101, Boca Raton, Florida 33432

(3)            W. Richard and Lori J. Lueck are trustees.

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

The Company loaned two Directors money throughout the year. The loans begin to accrue interest on December 31, 2001 at a rate of 4% per annum. At the Directors discretion he may repay the loan with Company stock at value of $.50 per share.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

      A. EXHIBITS:

Exhibit
Number            Description

Exhibit 1         Underwriting Agreement(1)
Exhibit 2         Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, Etc. (1)
Exhibit 3         Articles of Incorporation
                  By-laws (as amended) (1)
Exhibit 4         Instruments Defining the Rights of Security Holders Above (1)
Exhibit 5         Voting Trust Agreement (1)
Exhibit 6         Material Contracts (1)
Exhibit 7         Letter on Accountant Change (1)
Exhibit 8         Information on Subsidiaries (1)
Exhibit 9         Power of Attorney (1)
Exhibit 10        Employment Agreement with Daniel Pepe (1)
Exhibit 11        Employment Agreement with W. Richard Lueck(1)
Exhibit 12        Employment Agreement with Albert O. Bahahene (1)
Exhibit 14        Lease Agreement with Residuary Trust U/W Leroy E.Dettman(1)
Exhibit 15        Consent of Public Accountants

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

                         Geotec Thermal Generators, Inc.


      DATE:April 15, 2002                   By:/s/Daniel Pepe
                                                  -----------------
                                                  President and COB

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE:April 15, 2002                  /s/ Daniel Pepe
                                               ----------------------
                                               President and COB

      DATE:April 15, 2002                  /s/ W. Richard Lueck
                                               ---------------------------------
                                               CEO, Secretary and Treasurer
                                               Principal Executive Financial and
                                               Accounting Officer