Form 10QSB
period 2002-03-31
GEOTEC THERMAL GENERATORS INC
filed 2002-05-15
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        March 31, 2002
                                         ------------------------------

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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,001,108 shares of Common Stock as of April 16, 2002.

                         Geotec Thermal Generators, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - March 31, 2002                                     1

         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2002 and 2001                               2

         Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2002 and 2001                               3

         Notes to Financial Statements                                      4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                        5-7

PART II. OTHER INFORMATION
Item 6.   Exhibits and reports on Form 8-K                                  8

Signatures                                                                  9

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                           Assets


CURRENT ASSETS
     Inventories                                              $          25,270
     Due from officer, net                                              200,988
                                                              ------------------
         TOTAL CURRENT ASSETS                                           226,258
                                                              ------------------

PROPERTY AND EQUIPMENT, net                                              26,841

OTHER ASSETS                                                             30,566
                                                              ------------------
                                                              $         283,665
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                           $           6,181
     Accounts payable and accrued expenses                              772,946
     Notes payable                                                    1,099,216
                                                              ------------------
         TOTAL CURRENT LIABILITES                                     1,878,343
                                                              ------------------


SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 23,001,108 shares
          issued and outstanding                                         23,001
     Additional paid-in capital                                       4,530,031
     Accumulated deficit                                             (6,147,710)
                                                              ------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (1,594,678)
                                                              ------------------
                                                              $         283,665
                                                              ==================








                        See notes to financial statements
                                        1

                        GEOTEC THERMAL GENERATORS, INC.

                             STATEMENT OF OPERATIONS




                                                          For the Three Months
                                                             Ended March 31
                                                          2002           2001
                                                      -------------- ----------
                                                      (Unaudited)    (Unaudited

COSTS AND EXPENSES:

     General and administrative                            70,157       171,382
     Stock compensation expense                           105,000       143,968
                                                    -------------- -------------

OPERATING LOSS                                          (175,157)      (315,350)

OTHER EXPENSES

    Interest (expense), net                              (41,632)       (20,151)
                                                    -------------- -------------

NET LOSS                                            $   (216,789)  $   (335,501)
                                                    ============== =============


BASIC AND DILUTED NET LOSS PER SHARE                $      (0.01)  $      (0.02)
                                                    ============== =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 22,341,272    21,960,108
                                                    ============== =============







                        See notes to financial statements
                                        2

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                                         For the Three Months
                                                            Ended March 31
                                                          2002          2001
                                                     ------------- -------------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $  (216,789) $   (335,501)
                                                     ------------- -------------
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                         4,269         4,327
     Deferred compensation                                  -          143,966
     Stock issued for compensation                        105,000           _
   Changes in assets and liabilities:
     Decrease in prepaid expenses                             -          4,611
     Increase in due from officer                        (52,679)      (48,055)
     Increase (decrease) in accounts payable
          and accrued expenses                           (11,440)       74,667
                                                    ------------- -------------
NET CASH USED IN OPERATING ACTIVITIES                   (171,639)     (155,985)
                                                    -------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft                                        6,181         9,269
     Proceeds from issuance of debt                       71,599        95,195
     Proceeds from issuance of common stock               88,500             -
                                                    ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                166,280       104,464
                                                    ------------- -------------

NET INCREASE (DECREASE) IN CASH                           (5,359)     (51,521)

CASH, beginning of period                                  5,359       51,521
                                                    ------------- -------------

CASH, end of period                                  $      -     $       -
                                                    ============= =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                               $      -     $       -
                                                    ============= =============
          Interest                                   $      -     $       -
                                                    ============= =============





                        See notes to financial statements
                                        3

                         Geotec Thermal Generators,Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31,2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2001.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of March 31, 2002


          Furniture and Fixtures        5 Years         $     35,204
          Data processing equipment     3 Years               30,931
                                                        -------------
                                                              66,135
          Less: accumulated depreciation                     (39,294)
                                                        -------------
                                                        $     26,841
                                                        =============

3.   NOTES PAYABLE


During the three months ending March 31, 2002 the Company borrowed a total of $71,599 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand.

4. COMMON STOCK

The Company issued a total of 500,000 shares of common stock to an employee and three consultants. The fair market value of these shares was $105,000.

The Company completed a private placement of 295,000 shares of common stock to several investors. The net proceeds from the sale of the common stock was $88,500.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts has been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($6,147,710).

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff. The Company expects to complete training the second half of 2002.

General and administrative expenses decreased from $171,382 for the three months ended March 31, 2001 to $70,157 for the three months ended March 31, 2002, a decrease of $101,225. The decrease was due to decreased legal and accounting fees, salaries and overhead. The Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $105,000 for the three months ended March 31, 2002 compared to $143,968 for the three months ended March 31, 2001. In March 2002 the Company issued common stock to an employee and several consultants.



LIQUIDITY AND CAPITAL RESOURCES

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

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2001 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.
                                       7

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

The Company issued a total of 500,000 shares to an employee and three consultants. The Company also sold 295,000 shares in a private placement. In so much as the employees, consultants and investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-B

         None

(b)      Reports on Form 8-K

         No Reports were filed during the period ended March 31, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Geotec Thermal Generators, Inc.


DATE: May 15, 2002                               By:   /s/ Daniel Pepe
                                                 President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: May 15, 2002                               By:    /s/ Daniel Pepe
                                                 President and COB


DATE:  May 15, 2002                              By:    /s/ W. Richard Lueck
                                                 CEO, Secretary and Treasurer
                                                 Principal Executive Accounting
                                                 and Financial Officer