Form 10-K/A
period 2001-12-31
GEOTEC THERMAL GENERATORS INC
filed 2002-07-08
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                        F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Geotec Thermal Generators, Inc.



We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


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
                                                                ================








                        See notes to financial statements
                                       F-3

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

                         Geotec Thermal Generators, Inc.


      DATE: June__, 2002                    By:/s/Daniel Pepe
                                                  -----------------
                                                  President and COB

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE: June__, 2002                   /s/ Daniel Pepe
                                               ----------------------
                                               President and COB

      DATE: June__, 2002                   /s/ W. Richard Lueck
                                               ---------------------------------
                                               CEO, Secretary and Treasurer
                                               Principal Executive Financial and
                                               Accounting Officer