Form 10QSB
period 2002-06-30
GEOTEC THERMAL GENERATORS INC
filed 2002-08-19
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission file number 000-26315

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 24,859,442 shares of Common Stock as of July 21, 2002.

                         Geotec Thermal Generators, Inc.



                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet - June 30, 2002                                     1

         Statements of Operations (unaudited) for the Three and Six
         Months Ended June 30, 2002 and 2001                               2

         Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 2002 and 2001                               3

         Notes to Financial Statements                                     4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                        5-7

PART II. OTHER INFORMATION
Item 6.   Exhibits and reports on Form 8-K                                  8

Signatures                                                                  9

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

CURRENT ASSETS
 Cash                                                          $      328
 Inventories                                                       12,635
 Due from officer, net                                            205,115
                                                                ---------
    TOTAL CURRENT ASSETS                                          218,078

PROPERTY AND EQUIPMENT, net                                        23,170

OTHER ASSETS                                                       30,566
                                                                ---------
                                                               $  271,814
                                                                =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                         $1,001,643
 Notes payable                                                    804,717
                                                                ---------
    TOTAL CURRENT LIABILITES                                    1,806,360

SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value, 50,000,000
  shares authorized; 24,359,442 shares
  issued and outstanding                                           24,360
 Additional paid-in capital                                     4,937,172
 Accumulated deficit                                           (6,496,078)
                                                                ---------
    TOTAL SHAREHOLDERS' DEFICIT                                (1,534,546)
                                                                ---------
                                                               $  271,814
                                                                =========

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                             STATEMENT OF OPERATIONS

                                  (Unaudited)


                                   For the Three Months     For the Six Months
                                         June 30,                June 30,
                                   --------------------    ---------------------
                                     2002       2001         2002        2001
                                   --------    --------    --------    ---------
COSTS AND EXPENSES:
 General and administrative       $ 280,739   $ 333,342   $ 381,896   $ 648,692
 Stock compensation expense          31,000      50,940     105,000      50,940
                                   --------    --------    --------     --------
OPERATING LOSS                     (311,739)   (384,282)   (486,896)   (699,632)
                                   --------    --------    --------     --------
OTHER EXPENSES
 Interest (expense), net            (36,628)    (36,838)    (78,260)    (56,990)
                                   --------    --------    --------     --------
NET LOSS                          $(348,367)  $(421,120)  $(565,156)  $(756,622)
                                   ========    ========    ========     ========

BASIC AND DILUTED NET LOSS
 PER SHARE                        $  (0.01)   $   (0.02)  $   (0.02)   $  (0.04)
                                   =======      =======    ========     ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING      23,265,090   21,241,859  22,747,633  21,231,414
                                ==========   ==========  ==========  ==========







                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                   For the Six Months
                                                     Ended June 30,
                                                 -----------------------
                                                    2002         2001
                                                  --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                        $(565,156)   $(756,622)

  Adjustments to reconcile net loss to
  net cash used in operating activities:

   Depreciation and amortization                     7,940        8,918
   Deferred compensation                              -         330,381
   Stock issued for compensation                   136,000       50,940
   Impairment on inventories                        12,365         -

 Changes in assets and liabilities:

   Decrease in prepaid expenses                       -           9,223
   Increase in due from officer                    (56,806)     (72,231)
   Increase in other assets                           -            (649)
   Increase in accounts payable
    and accrued expenses                           217,526      111,420
                                                  --------     --------
NET CASH USED IN OPERATING ACTIVITIES             (248,131)    (318,620)
                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of debt                     77,100       16,899
 Proceeds from issuance of common stock            166,000      250,200
                                                  --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          243,100      267,099
                                                  --------     --------

NET DECREASE IN CASH                                (5,031)     (51,521)

CASH, beginning of period                            5,359       51,521
                                                  --------     --------
CASH, end of period                              $     328    $    -
                                                  ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for:

  Income taxes                                   $    -        $    -
                                                  ========     ========
  Interest                                       $    -        $    -
                                                  ========     ========

Non-cash investing and financing activity:

  Common stock issued in exchange for debt       $ 300,000     $    -
                                                  ========     ========


                        See notes to financial statements
                                        3

                         Geotec Thermal Generators,Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30,2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2001.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2002



Furniture and Fixtures        5 Years         $     35,204
Data processing equipment     3 Years               30,931
                                              -------------
                                                    66,135
Less: accumulated depreciation                     (42,965)
                                              -------------
                                              $     23,170
                                              =============

3. DUE FROM OFFICERS

The Company loaned two Directors money at various times. The loans begin to accrue interest on December 31, 2001 at a rate of 4% per annum. At the Directors discretion the loan can be repaid with Company stock at a value of $.50 per share.

4. NOTES PAYABLE

During the six months ending June 30, 2002 the Company borrowed a total of $17,100 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000.

The Company issued 1,000,000 shares of common stock to retire $300,000 of short-term debt.

5. COMMON STOCK

The Company issued a total of 600,000 shares of common stock to consultants. The fair market value of these shares was $136,000.

The Company completed a private placement of 553,334 shares of common stock to several investors. The net proceeds from the sale of the common stock were $166,000.

The Company issued 1,000,000 shares of common stock to retire $300,000 of short-term debt.

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

The Company's exclusive Gas Generators(TM) Development Agreement, with FR&PC ALTAI, signed in 1998, includes a long-term Technology Agreement (effectively triggered in July 2000, with the first contract delivered in the Fall 2001, with the Company's acceptance of the technology) for ten years, with a ten-year renewal option. The Company has minimum purchase requirements equal to 500 gas generators per year over the life of the agreement, except for the first two years from the effective date of the long-term Technology Agreement, which requires the purchase of 1000 gas generators. If these minimum numbers are not purchased in the first two years, the Company will retain the 10 year rights for the gas generators, however the Company may be billed for the increased purchase price for the first 1000 generators, as compared to the purchase price of subsequent purchases (i.e, 500 generators in the third and subsequent years), pro rata to the number of generators not purchased below 1000, in number over the first two years. The Company was informed, on November 1, 2001, that effective October 31, 2001, "The Federal State Unitary Enterprise, "Rosoboronexport" would like to inform you that the approved export license for delivery of the gas generators, PGDBK...to the USA has been obtained and in this connection Contract No XXX..came into force." Therefore, management believes that the required approval for the contract to be in force began on October 31, 2001, as described above for the purchase of the first 1000 generators over 2 years due to the delay (October 31, 2001) in the ability to export to the USA the gas generators for use by the Company.

This also coincides with the Company's " Exclusive Patent License" executed in October 2000, "The exclusivity of this license may be terminated upon cancellation or expiration of the long-term agreement. If any un-expired term of the North America patents remains after cancellation or expiration of the long term agreement, the license granted, in this agreement, will become a non-exclusive license during the remaining term of the North America patents".

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's effort has been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($6,496,078).

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

General and administrative expenses decreased from $333,342 for the three months ended June 30, 2001 to $280,739 for the three months ended June 30, 2002, a decrease of $52,603. General and administrative expenses decreased from $648,692 for the six months ended June 30, 2001 to $381,896 for the six months ended June 30, 2002, a decrease of $266,796 The decrease was due to decreased legal and accounting fees, salaries and overhead. The Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $31,000 for the three months ended June 30, 2002 compared to $50,940 for the three months ended June 30, 2001. In the six months ended June 30, 2002, the Company issued common stock to an employee and several consultants. Stock compensation expense was $105,000 for the six months ended June 30, 2002 compared to $50,940 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002 the Company sold a total of 553,334 shares of common stock for gross proceeds of $166,000. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000. During the six months ending June 30, 2002 the Company borrowed a total of $17,100 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.


Item 2. Changes in Securities and Use of Proceeds.

The Company issued a total of 100,000 shares of common stock to a consultant, 1,000,000 shares of common stock to retire debt from a note holder and sold 258,354 shares in a private placement to investors. In so much as the consultants and investors were sophisticated, had access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits required by item 601 of Regulation S-B

        99.1    Certification of Chief Executive Officer

        99.2    Certification of Chief Financial Officer

(b) Reports on Form 8-K

No Reports were filed during the period ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.





DATE:August 16, 2002                       By:   /s/ Daniel Pepe
                                                 President and COB




In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





DATE: August19, 2002                     By:/s/ Daniel Pepe
                                                -----------------
                                                President and COB


DATE:  August 19, 2002                   By:/s/ W. Richard Lueck
                                                -------------------
                                                CEO, Secretary and Treasurer
                                                Principal Executive Accounting
                                                and Financial Officer