Form 10QSB
period 2002-09-30
GEOTEC THERMAL GENERATORS INC
filed 2002-11-19
CIK 1087717

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2002

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 24,904,652 shares of Common Stock as of November 14, 2002.

                         Geotec Thermal Generators, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2002                     1

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2002 and 2001                           2

         Statements of Cash Flows (unaudited) for the Three and Nine
         Months Ended September 30, 2002 and 2001                           3

         Notes to Financial Statements                                      4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                        5-6
Item 3.  Controls and Procedures                                            6

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 7
Item 6.   Exhibits and reports on Form 8-K                                  7

Signatures                                                                  8

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)

CURRENT ASSETS

     Cash                                                      $      64

     Accounts receivable - related party                          75,000
     Inventories                                                  12,635
     Due from officer, net                                       205,858
                                                             ------------

         TOTAL CURRENT ASSETS                                    293,557

PROPERTY AND EQUIPMENT, net                                       19,498

OTHER ASSETS                                                      30,566
                                                             ------------

                                                             $   343,621
                                                             =============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $ 1,171,322
     Notes payable                                               649,855
                                                             ------------
         TOTAL CURRENT LIABILITES                              1,821,177



SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 24,904,652 shares
          issued and outstanding
                                                                  24,905
     Additional paid-in capital                                5,098,539
     Accumulated deficit                                      (6,601,000)
                                                             -------------

        TOTAL SHAREHOLDERS' DEFICIT                           (1,477,556)
                                                             -------------

                                                             $   343,621
                                                             =============

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF OPERATIONS

                                     For the three Months             For the Nine Months
                                     Ended September 30,              Ended September 30,
                                  2002              2001              2002            2001
                                ------------- ---------------   --------------- -------------
                                 (Unaudited)      (Unaudited)      (Unaudited)   (Unaudited)

                                $    120,000      $     -         $   120,000    $
Engineering fees                                                                                               -

COSTS AND EXPENSES:

     General and administrative     190,417          365,585          541,312        634,807
     Stock compensation expense       2,850          196,045          138,850        340,013
                               -------------- ---------------   --------------- -------------

OPERATING LOSS                      (73,267)        (561,630)        (560,162)      (974,820)
                               -------------- ---------------   --------------- -------------

OTHER EXPENSES

     Interest (expense), net        (31,656)         (56,530)        (109,916)       (76,682)
                               -------------- ---------------   --------------- -------------

NET LOSS                        $  (104,923)      $ (618,160)     $  (670,078)   $(1,051,502)
                               ============== ===============   =============== =============


BASIC AND DILUTED NET
 LOSS PER SHARE                 $    (0.00)       $    (0.03)     $     (0.03)   $     (0.05)
                               ============== ===============   =============== =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED               22,714,971       22,147,597       22,379,584     22,022,604
                               ============== ================= =============== =============



                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                                   For the Nine Months
                                                   Ended September 30,
                                                  2002                2001
                                              -------------    --------------

                                              (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                 $ (670,078)       $  (1,051,502)

   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                11,612               13,195
     Stock issued for compensation               138,850              526,626
     Impairment of inventories                    12,635                 -
   Changes in assets and liabilities:
     Increase in accounts receivable             (75,000)                -
     Decrease in prepaid expenses                   -                  12,400
     Increase in due from officer                (57,549)            (108,307)
     Increase in other assets                       -                    (650)
     Increase in accounts payable
          and accrued expenses                   383,934              154,403
                                               -----------       -------------

NET CASH USED IN OPERATING ACTIVITIES           (255,596)            (453,835)
                                               -----------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment              -                  (1,167)
                                               -----------       -------------

NET CASH USED IN INVESTING ACTIVITIES               -                  (1,167)
                                               -----------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt               84,301              404,973
     Proceeds from issuance of common stock      166,000                 -
                                               -----------       -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        250,301              404,973
                                               -----------       -------------

NET INCREASE (DECREASE) IN CASH                   (5,295)             (50,029)

CASH, beginning of period                          5,359               51,521
                                               -----------       -------------

CASH, end of period                            $      64        $       1,492
                                               ===========       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
          Income taxes                         $    -           $        -
                                               ===========       =============

          Interest                             $    -           $        -
                                               ===========       =============

Non-cash investing and financing activity:
     Common stock issued in exchange for
     debt                                      $ 459,063        $     50,940
                                               ===========       ============

                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2001.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. All of the Company's sales and accounts receivable are from one customer. Approximately 40% of that company is owned by Lunar Control Trust, a trust managed by W. Richard Lueck, Geotec's CEO. Further, Mr. Lueck is also a director and officer of that company.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2002



Furniture and Fixtures        5 Years         $  35,204
Data processing equipment     3 Years            30,931
                                              -------------
                                                 66,135
Less: accumulated depreciation                  (46,637)
                                              -------------
                                              $  19,498
                                              =============

4. NOTES PAYABLE

During the nine months ending September 30, 2002 the Company borrowed a total of $24,301from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000. In October 2002 the terms of the notes were extended for an additional year.

5. COMMON STOCK

During the 3 months ended September 30, 2002 the Company issued 15,000 shares of common stock to a consultant. The fair market value of these shares was $3,000.

During the 3 months ended September 30, 2002 the Company issued 530,210 shares of common stock to retire $158,533 of short-term debt.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer.

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

The purpose of these well treatments was to:

Demonstrate the technology worked according to the representations made by the Russian Federation, the manufacturer of the gas generators;
Prove that the generators communicated with the hydrocarbon reservoir such that increases in hydrocarbons could be reasonably expected in all future well treatments;
Acquire the technology from the Russian technical staff, that treated the wells alongside the Company's staff; Demonstrate that no damage was done to the well casing, cement around the casing as well as the rock formation; Prove that the yields could be expected from different rock formations at different depths, for the generators available to the Company for these treatments (future treatments will require a greater inventory of generators for different depths and rock formations);
Show increases in marginal wells, where other methods could not provide economically viable well hydrocarbon increases; Establish the economies of the well treatment Train the Company's staff such that the staff could utilize the generators without assistance from the Russian training crews; Establish data from all the wells, to utilize in publications and with well operators, including the filming of the process, to confirm the technology;

In the third quarter, 2002, the Company continued to perform engineering services for its joint venture partners to select certain well properties for acquisition, and subsequent treatment, as mutually agreed. Numerous well fields have been analyzed successfully and offers have been made, and in some cases, accepted by the sellers of the wells. Joint venture partners have and are in the process of title/lien searches to complete the acquisition of several well fields, which will be subsequently treated by the Company in the fourth quarter of 2002, and on into 2003.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of $6,601,000.

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff relative to certain types of problematic wells. The Company expects to complete training during 2003, depending on the types of problematic wells encountered in the remainder of 2002 and throughout 2003.

Revenue for the three and nine months ended September 30, 2002 was $120,000 compared to $0 for the three and nine months ended September 30, 2001. Revenue has resulted from joint ventures to acquire and treat wells in which the Company has performed services to select the wells to acquire. Well treatments are expected in the fourth quarter and into 2003 to produce income substantially above the Company's performance, to date. All of the Company's revenue were from one customer. Approximately 40% of the customer is owned by Lunar Control Trust, a trust managed by W. Richard Lueck, Geotec's CEO. Further, Mr. Lueck is also a director and officer of that Company.

General and administrative expenses decreased from $365,585 for the three months ended September 30, 2001 to $190,417 for the three months ended September 30, 2002, a decrease of $175,168. General and administrative expenses decreased from $634,807 for the nine months ended September 30, 2001 to $541,312 for the nine months ended September 30, 2002, a decrease of $93,495. The decrease was due to decreased legal and accounting fees, salaries and overhead. The Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $2,850 for the three months ended September 30, 2002 compared to $196,045 for the three months ended September 30, 2001. In February 2002, the Company issued common stock to an employee and several consultants. Stock compensation expense was $138,850 for the nine months ended September 30, 2002 compared to $340,013 for the nine months ended September 30, 2001. The Company issued common stock to an employee and several consultants.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, the Company sold a total of 553,334 shares of common stock for gross proceeds of $166,000. The Company also borrowed a total of $60,000 in January of 2002. The notes are payable six months from the date of issuance in the amount of $90,000 In October 2002 the terms of the notes were extended for an additional year. During the nine months ending September 30, 2002 the Company borrowed a total of $24,301 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand. No demand has been made.

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. Payments for services and well treatments/gas generators will be a substantial income increase in the next few quarters from the Company's joint venture partners.

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

Item 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Emerald Restoration and Production Corporation had 8 wells, of their 120 wells treated by the Company in 2000, and the Company has liens against Emerald for the wells treated with production increases. Emerald filed for protection under Federal Bankruptcy law, which includes a legal bill ($5708.01) from the law offices of C. John Cotton, Gillette, WY. Mr. Cotton filed a suit against the Company claiming that the Company operated Emerald and was responsible for this legal bill. Mr. Cotton obtained a summary judgment in his favor for this amount, on September 23, 2002 including costs and interest. The Company has filed an appeal on October 17, 2002. Management believes that Federal Bankruptcy law does not allow for debts such as this to be passed in this manner, and further that the court did not hear the case and law in question. The Company intends to vigorously defend its position.

On September 12, 2002, a 12 person jury in the United States District Court for the District of Massachusetts returned a defendant's verdict in favor of Daniel Pepe, one of Geotec's founders and its current President, upon a claim that Geotec Thermal Generators, Inc.'s technology had been a corporate opportunity for another U.S. company for which Mr. Pepe had worked, and that Mr. Pepe had wrongfully misappropriated and taken the opportunity away with him. The name of the case was "UltraDiamond Technologies, Inc. vs. Daniel Pepe, Civil Action No. 01-1-774WGY." The misappropriation of corporate opportunity claim against Mr. Pepe went to the jury on two theories: breach of fiduciary duty; and tortuous interference with advantageous business relations. The jury found in favor of Mr. Pepe on both theories. Two other claims against Mr. Pepe- (1) that he had taken confidential information away from UltraDiamond and (2) that he had engaged in unfair trade practices prohibited by a Massachusetts statute-did not even reach the jury because they were thrown out by the trial judge as completely unsupported by the evidence.

UltraDiamond filed, timely, a motion for a new trial, however a ruling in favor of Mr. Pepe occurred on November 6, 2002, which did not allow for a new trial.

Separately, the Company had filed, in Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, a lawsuit alleging fraud, extortion and civil RICO against UltraDiamond Technologies, Inc., a Massachusetts Company, and its principals, Wayne Snow, Joseph Russo, individually, case no 01--7516D. This case has been dropped, without prejudice.


Item 2. Changes in Securities and Use of Proceeds.

The Company issued a total of 15,000 shares of common stock to a consultant. The Company issued 530,210 shares of common stock to retire debt. In so much as the consultants and investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

Item 3. Defaults in Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
      Number                       Description
     -------          --------------------------------------------
       99 (a)         Certification of Chief Executive Officer and
                      Chief Financial Officer

(b) Reports on Form 8-K

8-K with date of report of May 11, 2002 filed September 30, 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.





DATE: November 19, 2002                           By: /s/ Daniel Pepe
                                                     -----------------
                                                     President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



DATE: November 19, 2002                           By: /s/ Daniel Pepe
                                                     -----------------
                                                     President and COB


DATE: November 19, 2002                           By: /s/ W. Richard Lueck
                                                     ---------------------
                                                     CEO, Secretary and
                                                     Treasurer
                                                     Principal Executive
                                                     Accounting and Financial
                                                     Officer

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Geotec Thermal Generators, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, W. Richard Lueck, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Geotec Thermal Generators, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made not, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's internal controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of our internal controls based on our evaluation as of the Evaluation Date;

5. I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 19, 2002                           /s/ W. Richard Lueck
                                                     ------------------
                                             Name:    W. Richard Lueck
                                            Title:    Chief Executive Officer
                                                      Chief Financial Officer