Form 10KSB
period 2002-12-31
GEOTEC THERMAL GENERATORS INC
filed 2003-04-11
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                             Commission file number

                         GEOTEC THERMAL GENERATORS, INC

                 (Name of Small Business Issuer in Its Charter)


           FLORIDA                                      65-0806381
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

          1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432
                 (Address of Principal Executive Offices)      (Zip Code)

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2002 $97,500

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003, computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $.32: $9,298,516

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 28, 2003, was 27,758,865.

Transitional Small Business Disclosure Format (check one): Yes No X

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Forward-Looking Statements

PART I.

Item 1.    Description of Business                                         3

Item 2.    Description of Property                                         9

Item 3.    Legal Proceedings                                               9

Item 4.    Submission of Matters to a Vote of Security Holders            11

PART II.

Item 5.    Market for Common Equity and Related Stockholder Matters       11

Item 6.    Management's Discussion and Analysis or Plan of Operation      12

Item 7.    Financial Statements                                           13

Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                       14

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act              14

Item 10.   Executive Compensation                                         16

Item 11.   Security Ownership of Certain Beneficial Owners and Management
            And Related Stockholder Matters                               16

Item 12.   Certain Relationships and Related Transactions                 17

Item 13.   Exhibits, List and Reports on Form 8-K                         17

Item 14.   Controls and Procedures                                        18

Signatures                                                                19

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS

1. General

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at. 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432. The telephone number is
(561)447-7370, the fax number (561)447-7371 and the e-mail address is rlueck@mindspring.com.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM) (or the "Generators(TM)"), is designed to produce a thermo-chemical treatment of oil and gas wells, designed to restore and increase output capacities, thereby enabling increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil production can be measured in barrels per year, with one barrel of oil valued at approximately US$ 28.00 as of December 2001. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998 and three subsequent contracts comprise the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November, 2001 which now allows the company to receive new supplies of gas generators.

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

4. Patents and Trademarks

The Company believes that the technology and resulting processes and methods developed by FR&PC ALTAI have not been discovered/utilized by any other competitors on an international basis. As such, the Company has filed US and international patents on several composite materials, and on the use characteristics of the Generators(TM) for oil, gas and water wells. In addition, confidential and proprietary information owned by the Company, has been protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will and do protect both the Company and the Generator(TM) registered names. The U.S. Patent office advised the Company's Patent Counsel in 2002, that of the 37 claims, 22 of the claims have been clarified to the patent office, filed in March, 2003.

5. Vendors, Suppliers, Distributors, Customers

The Company and management have spent considerable time, effort, and expense in developing strong relationships and alliances with several organizations involved in the energy industry throughout the world.

The Company's exclusive Gas Generators(TM) Development Agreement, with FR&PC ALTAI, signed in 1998, includes a long-term Technology Agreement (effectively triggered in July 2000, and with the first export license delivered in the November, 2001, with the Company's acceptance of the technology) for ten years, with a ten-year renewal option. The exclusive service areas presently encompass North, Central, and South America. Of the 2.9 million oil/gas wells in the US and Canada and 2.5 million wells in South/Central America, it is estimated that the majority of the wells contain the general geological criteria necessary to allow successful treatment from the Company's exclusive Generators(TM) technology.

The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period, beginning with the acceptance of the technology and the receipt of the Russian export license, which was received in November, 2001. A total of 1,000 generators are required to be ordered in the first two years from receipt of the export license, with a minimum of 500 units per year in the subsequent eight years for the Company to retain its exclusivity. The Company is obligated to purchase approximately $4,500,000 of generators over the next three years subsequent to the initial 2-year period. To date the Company has purchased a total of 60 generators.

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

The first 60 generators were received in the Companies US warehouse in the spring of 2000. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators are required to be ordered in the first two years for the company to retain its exclusivity (starting with the acceptance of the technology in July 2000 and first contract completed by Rosoboronexport, which was November, 2001, (by the Company), with a minimum of 500 units per year, in the subsequent eight years.

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

The Company has not treated any additional oil wells. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff on very high pressure gas wells. The Company has completed initial training of its joint venture partner, J-TEX Corporation, a Nevada Corporation.

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

6. The Market: Target Customers and Marketing Strategy

There are 2.9 million oil and gas wells in North America and 2.5 million wells in Central and South America. The Company believes a substantial portion of these wells will benefit from stimulation with the PGDBK Generators(TM). Of the number stimulated, FR&PC ALTAI has determined an average success rate of 70% for oil wells and 90%+ for gas wells.

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

The Company will supply its services on a fee for service basis, and/or, include an override on production, as negotiated with each joint venture partner. Each joint venture partner will succeed, based upon their individual strengths, financing and best efforts. The Company will make every effort to make all of its joint venture partners successful.

As with any well treatment procedure, this process works for a specific period of time. The Company will subsequently re-treat the well, as in the example cited above, then charge accordingly with the joint venture partner, less the land lease override and state production taxes. Well treatment will be made available as long as, in the Company's opinion, there remains a substantial opportunity to increase well production and oil or gas output, or the joint venture partner may opt to pay a fee for service or percentage override, if the Company is unwilling to continue treatments.

The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting through its joint venture with J-TEX Corporation in North, South and Central America for well services, when J-TEX advises in 2003 that J-TEX Corporation is able to progress with Geotec. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada. The joint venture agreement with J-TEX Corporation calls for exclusive representation of new well contracts, while the Company can treat wells where J-TEX is not operational, which permits Geotec's joint venture partnerships. The agreement also states that J-TEX plans to provide and treat 80 wells per month on an ongoing basis, after training and the start-up phase, and annually 1500 wells, or more, in subsequent years. While the Agreement allows for the continuation of production override service contracts, based upon hydrocarbon increases, a fee for service option is provided for well operators, which also takes into consideration the government ownership of wells in South and Central America. J-TEX has advised the Company that J-TEX will be integrating Geotec's technology into its services as early as June, 2003.

The Company has also entered into a joint venture Agreement with Representaciones Barki Cia, of Quito, Ecuador. The joint venture calls for minimum purchases of gas generators equal to $550,000 in the first year and $1,100,000 in the second year, with profit sharing above the minimum purchase costs. As of this annual report, scheduling of training for the Barki Cia's staff was scheduled for February 2002, however has been delayed due to government employment strikes. Barki Cia has advised throughout 2002, that the changes in the government of Ecuador, and specifically PetroEcuador have not been conducive to implement its Joint Venture with the company. In March, 2003, Barki Cia has now advised the Company that it has made substantial progress, and desires implementation and marketing with Geotec's assistance starting in April/May, 2003. Implementation is subject to a Company's representative travel and visa scheduling, which could extend into May, 2003.

On February 6, 2003, the Company announced a Joint Venture with NEW Energy Co., LLC, "NEC" a Wyoming Company. Under the agreement Geotec was to utilize its technology to treat 2000 Coal Bed Methane wells over the next four years. NEC has under contract and owns over 70,000 acres of Coal Bed Methane leases in Sheridan County, Wyoming in the coal rich Powder River Basin, one of the areas of highest concentrations of coal reserves in the U.S. NEC has estimates of recoverable reserves of 2.3 trillion cubic feet (tcf) of CBM from the full development of the properties. Based upon current average index gas pricing, the estimated total discounted future revenues for the projects working interest are $4.3 billion. As of the date of the contract, 38 wells have been or were at various stages of completion. Most, or all of these wells, according to NEC, will be capped, and new wells drilled and completed with Geotec's process to maximize the dewatering process and increase methane gas production. Spacing for each well pad is 80 acres per pad. Further, the initial plan was to drill two wells per pad, however those plans have changed to a single well per pad. The amount of coalbed methane seams to be treated has not changed, which has also not altered the anticipated income from this project, which is anticipated to exceed $50 million over 5 years, for only this acreage. The company understands that NEC has financial commitments to fund the cost of this project estimated at $800 million. This project is in an area where success rates typically approach 100% due to the nature of the reservoir and production mechanisms. NEC has agreed to provide capital for initial operations and generator costs in the second quarter of 2003, with a view to treat wells this coming summer. NEC plans to drill an average of 10 wells simultaneously being drilled and completed, with the dewatering process to take 12-14 months before methane gas production. In April, 2003, NEC advised the Company that NEC has committed funds to drill/treat and equip wells equal to $100 Million. Further, that funds would be available to the Company, on or about May 1, 2003 to purchase generators for treatment of NEC's wells this summer.

Under the terms of the agreement, NEC will purchase generators to be stored in Geotec's facilities, until transported to Wyoming for implementation by NEC. Geotec's staff, along with assistance from FR&PC Altai will design and engineer the coal bed treatments.

On August 20, 2002, the Company announced a Joint Venture with Sierra Corporation, whereby Sierra will initially pay $1 Million for Geotec's services. The scope of the services includes; well evaluation for acquisition, well enhancement design and implication of Geotec's gas generator technology to determine which wells will be acquired by Sierra for treatment by Geotec's process. Geotec will treat the acquired wells on a fee for service basis, subsequent to Sierra's acquisition to increase the production or asset value of each property. Under the agreement, gas generators will be reserved for Sierra, as payments are made by Sierra. The first payment was received by Geotec from the Sierra financing party. Sierra has funding arrangements executed, which provides $250,000 initially, and an additional $2 Million shortly thereafter from a substantial Geotec investor. Further, the Sierra funding agreement is outlined to establish banking credit lines equal to an additional $10 Million. As of this report, Sierra has been funded for the initial $250,000, however further funding has not been closed. Several opportunities are pending, according to advice by Sierra. Sierra has the first right of refusal for treatment of their wells, concurrent with J-TEX, if they purchase a minimum of 100 gas generators for treatment in the first year of their contract with the Company. Principals of Geotec own a minority position in Sierra.

On January 27, 2003, the Company announced the engagement of Capital Group International (CGI). Capital Group International intends to raise a minimum of $52 Million in debt/equity for joint ventures with associated companies utilizing the Company's unique services. Geotec's technology will be utilized to improve the yields and productivity (asset value) of oil and gas wells. Capital Group International will also develop the Company's capital strategies on a non-exclusive basis. These funds, when raised can be used for an independent company (New Well Company, a company yet to be formed) or for Sierra, or other joint ventures that may be in discussion or negotiation with the Company throughout 2003. No funds have yet been raised or committed as of this report although initial offers are in discussion.

In summary, the Company signed its exclusive agreement for the gas generators in late 1998, and arranged for the transfer of technology in 2000. With the final export license being received in November, 2001, the Company was limited in expanding its business base, given the inability to obtain the gas generators. The lawsuit against Dan Pepe, the Company's President, by UltraDiamond and shorting of the Company's securities to low prices limited the Company's ability to implement any direct marketing plan. Management was unwilling to dilute shareholder positions with the raising of $5-8 Million for a marketing plan to be implemented. As a result, Management chooses to work with joint venture partners that would fund the Company by utilizing it services. Management expects this strategy to be very successful throughout 2003.

Long Term Strategy

Company's management feels that a great opportunity exists with large oil and gas companies in the US, Canada, and offshore wells. The Company does not believe that all large oil well companies will provide a percentage of the oil to be produced at the current pricing of oil and gas. Rather, the Company believes it will receive a fee for its Generator treatment services, often as high as $1,000,000 per treatment for offshore wells. Many offshore oilrigs have greater than five wells, drilled below the ocean, and therefore the process may produce a revenue stream without oil override contracts in these instances. Discussions have been held with two groups regarding off shore well treatments, however the company has elected to establish its on-shore business prior to any off-shore efforts.

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

The Russian Federation has had and will continue to have meeting on behalf of the Company's technology with other governments, within the Company's geographical territory of North, South and Central America. This will be a continuing source of relationships for South and Central American wells for the Company. Discussions have been held with several parties regarding the treatment of wells in Venezuela, however no contractual agreements have yet been completed.

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

ITEM 3. LEGAL PROCEEDINGS

There are two legal proceedings the Company has been involved with and have been resolved as specified below.

The Company has filed, in Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, a lawsuit alleging fraud, extortion and civil RICO against UltraDiamond Technologies, Inc., a Massachusetts Company, and its principals, Wayne Snow, Joseph Russo, individually, case no 01--7516D.

UltraDiamond, and its two principals, Joe Russo and Wayne Snow along with Dan Pepe, Geotec's President with FR & PC Altai's diamond powder starting on or about 1995 and 1996, and UltraDiamond has/had a distribution agreement for the diamond powder which is in dispute between the parties. Geotec received notice from UltraDiamond's attorney, in early 2001, that Geotec is distributing diamond powder, which Geotec responded was not the case, and that it had no interest in distributing Altai's diamond powder. Further, UltraDiamond asserted that Dan Pepe directed the opportunity for Geotec's generators away from UltraDiamond, and that UltraDiamond had a first right of refusal for all of Altai's 100+ technologies. Altai, firmly denied that UltraDiamond had any distribution, at any time, for any of its technologies, other than for the diamond powder and diamond related products. Further, to the best of Geotec's knowledge, UltraDiamond technologies has no full time employees, and Wayne Snow is a full time accountant, and Joe Russo is a food salesman, and they are UltraDiamond's only employees. The Company believes that on or about February, 2001 that Altai, clarified its termination of UltraDiamond, even though, through discovery it appears, in general reading that UltraDiamond's only written contract terminated in 1995, and was renewed until December 31, 1996, when it also terminated. No other documents have been received by Geotec that makes any assertion, in the Company's opinion, that UltraDiamond had any rights, at any time, except for diamond powder and related diamond products. In communications with Altai, they believe that UltraDiamond filed its suit against Dan Pepe, to recover their distribution of the diamond powder such that their revenue could continue, without full payment to Altai, as stated by Altai, for the inventory of the diamond powder.

On or about April, 2001, following these events, UltraDiamond filed a lawsuit against Dan Pepe, Geotec's President, alleging that Mr. Pepe, interfered with the relationship of UltraDiamond and Altai, and sought to recover unspecified damages from Dan Pepe. Following these events, Joe Russo contacted Dan Pepe for a settlement, and communications occurred also with W. Richard Lueck, Geotec's CEO regarding UltraDiamond and its principles demands, which included 6,000,000 shares of Geotec common stock, $200,000 in cash, 5% royalty of all Geotec sales, the sale or distribution of the diamond powder by Geotec for a 5% royalty on all sales to UltraDiamond, and a seat on Geotec's board of directors. Through several conversations and communications with UltraDiamond, its legal counsel and Joseph Russo, they made it clear that they were also going to file a lawsuit against Geotec, if settlement was not offered by Geotec.

Geotec filed a torturous interference, fraud and RICO lawsuit, as a result of these actions. Further, in Massachusetts US court, FR & PC Altai has also filed for alleged fraud, torturous interference and improper conveyance, including non-payment of contractual funds to Altai and return of UltraDiamond's inventory, which Altai alleges that it has not been paid for.

On, September 12, 2002, a 12 person jury in the United States District Court for the District of Massachusetts returned a defendant's verdict in favor of Daniel Pepe, one of Geotec's founders and its current president, upon a claim that Geotec's Thermal Generators, Inc.'s technology had been a corporate opportunity of another U.S. company for which Mr. Pepe had worked, and that Mr. Pepe had wrongfully misappropriated and taken that opportunity away with him. The name of the case was "UltraDiamond Technologies, Inc. vs. Daniel Pepe, Civil Action No. 01-10774WGY." The misappropriation of corporate opportunity claim against Mr. Pepe went to the jury on two theories: breach of fiduciary duty; and tortuous interference with advantageous business relations. The jury found for Mr. Pepe on both theories. Two other claims against Mr. Pepe - (1) that he had taken confidential information away from UltraDiamond and (2) that he had engaged in unfair trade practices prohibited by a Massachusetts statute - did not even reach the jury because they were thrown out by the trial judge as completely unsupported by the evidence. Prior to trial UltraDiamond had made a settlement demand of $250,000.00, 6.5 Million Geotec Common Shares, and a 3% royalty of all Geotec sales. The verdict in favor of Mr. Pepe means that UltraDiamond receives nothing and that Mr. Pepe legally acquired the thermal generator technology for Geotec.

UltraDiamond subsequently filed for a new trial, which was denied on November 6, 2002. And further, UltraDiamond filed an appeal, which, if won by UltraDiamond would create a new trial. Management does not believe that UltraDiamond will prevail in its appeal process.

FR & PC Altai filed in Massachusetts US Court for a Summary judgment against UltraDiamond, in March, 2003, and the results of this motion have not been determined as of this filing, however the court hearing has been scheduled for April 23, 2003.

Subsequent to Mr. Pepe's case, management determined that it would be in the best interest of the company to drop its torturous interference, fraud and RICO lawsuit against UltraDiamond, Mr. Joseph Russo, and Mr. Wayne Snow, and that motion was granted, without prejudice.

Separately, the Company filed liens against Emerald Restoration and Production Company, a Nevada Corporation, for the non-payment of the contract, in which the Company treated 8 wells in or around Gillette, Wyoming. Emerald had apparently filed Chapter 11 bankruptcy, before, and unknown to the Company at the time of Geotec treating Emerald's wells. Subsequently, in the summer of 2001, the Federal Bankruptcy Court dismissed the bankruptcy, allowing the Company to attempt to foreclose on the wells that were treated. During this process, the Wyoming Oil and Gas Commission contacted Geotec and informed the Company that it was going to cap and close all the 120 wells owned by Emerald. The Company could not proceed in a timely fashion to foreclose on these wells, and there was a question of liability for the capping fee costs for all the wells, and pollution in and around the tank batteries, according to the Bureau of Land Management, with the liability estimated at or around $2.4 Million. Further, the equipment on the wells in question was removed, reportedly to pay for the capping fees and costs, such that the business opportunity was questioned by Management.

In the summer of 2002, the Wyoming Oil and Gas Commission made its determination to cap all of the Emerald wells, since Roland Marquardt ceased operations of Emerald. No payments were ever made by Emerald to the Company.

Emerald Restoration and Production Corporation had 8 wells, of their 120 wells treated by the Company in 2000, and the Company has liens against Emerald for the wells treated with production increases. Emerald filed for protection under Federal Bankruptcy law, which includes a legal bill ($5,708.01) from the law offices of C. John Cotton, Gillette, WY. Mr. Cotton filed a suit against the Company claiming that the Company operated Emerald and was responsible for this legal bill. Mr. Cotton obtained a summary judgment in his favor for this amount, on September 23, 2002 including costs and interest. The Company has filed an appeal on October 17, 2002. Management believes that Federal Bankruptcy law does not allow for debts such as this to be passed in this manner, and further that the court did not hear the case and law in question. As of this filing, the parties have agreed to settle the dispute with terms that have not been disclosed.

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

   Period                                       High             Low
2001
First Quarter                                  $1.156          $ .750
Second Quarter                                 $2.100          $ .750
Third Quarter                                  $1.100          $ .450
Fourth Quarter                                 $ .750          $ .220

2002
First Quarter                                  $ .550          $ .130
Second Quarter                                 $ .340          $ .130
Third Quarter                                  $ .240          $ .070
Fourth Quarter                                 $ .200          $ .050

2003
First Quarter                                  $ .420          $ .090

The Company believes that as of December 31, 2002, there were approximately 83 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 400 beneficial and round lot holders of the Company's Common Stock.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Revenues increased from $0 for the year ended December 31, 2001, to $ 97,500 for the year ended December 31, 2002. The Company performed consulting/engineering services, and sold gas generators to one of its joint venture partners. The Company has not treated any additional oil wells since the above mentioned. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff with regard to high pressure gas wells, as well as the specific designs/engineering for the New Energy coal bed methane joint venture. The Company expects to complete this process starting in the summer and leading into the fall of 2003.

General and administrative expenses decreased from $1,086,688 for the year ended December 31, 2001 to $724,499 for the year ended December 31, 2002 a decrease of $362,189. The decreases were due to payroll reductions, and decreased legal and accounting fees.

Stock compensation expense decreased from $340,013 for the year ended December 31, 2001 compared to $176,350 for the year ended December 31, 2002. In Fiscal 2002 the Company issued common stock to two employees of the Company and two consultants.

Interest expense for the year ended December 31, 2001 was $112,624 compared to $116,572 for the year ended December 31, 2002 an increase of $3,948. The increase is due to the Company's increase in borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 865,000 shares of common stock valued at $176,350 to two employees and several consultants.

The Company completed a private placement of a total of 553,334 shares of common stock for net proceeds of $165,999.

The Company borrowed a total of $21,301 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. The Company repaid the sum of $459,063 to the trust in the form of 1,530,210 shares of common stock. During the first quarter of 2003 the Company converted an additional $630,963 of notes into 2,103,213 shares of common stock at a price of $.30 per share.

The Company borrowed an additional $10,000 from an investor. The note bears interest at a rate of 50% per annum and is payable at the end of the second quarter, 2003, for the sum of $15,000.

The Company borrowed an additional $50,000, with the note bearing interest at a rate of 50% per annum, from an investor that was converted to common stock at year-end, for 500,000 shares of common stock.

The report of the independent auditors on the Company's financial statements as of December 31, 2002 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($6,883,740). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to purchase the minimum amount of generators under its contract with FR&PC ALTAI.

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

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                        F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Geotec Thermal Generators, Inc.

We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $952,816 and $1,539,325 for the years ended December 31, 2002 and 2001, respectively. Additionally, the Company had a working capital deficiency of $1,911,161 at December 31, 2002. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.





                        /S/ Sherb & Co., LLP
                            ----------------------------
                            Sherb & Co., LLP
                            Certified Public Accountants



New York, New York
April 4, 2003

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS:
 Cash                                            $      150
 Accounts receivable, related party                  21,500
 Inventory                                           12,636
                                                    -------
    TOTAL CURRENT ASSETS                             34,286
                                                    -------

PROPERTY AND EQUIPMENT, net                          15,826

DUE FROM OFFICERS                                   205,661

DEPOSIT                                              16,879
                                                    -------
                                                 $  272,652
                                                    =======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                $  130,924
 Accounts payable, related party                     37,603
 Accrued expenses                                 1,177,065
 Notes payable                                      599,855
                                                  ---------
    TOTAL CURRENT LIABILITES                      1,945,447
                                                  ---------
STOCKHOLDERS' DEFICIT:
 Common stock, $.001 par value, 50,000,000
  shares authorized; 25,654,652 shares
  issued and outstanding                             25,655
 Additional paid-in capital                       5,185,290
 Accumulated deficit                             (6,883,740)
                                                 -----------
    TOTAL STOCKHOLDERS' DEFICIT                  (1,672,795)
                                                 -----------
                                                 $  272,652
                                                 ===========





                        See notes to financial statements
                                       F-3

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS



                                                        Years
                                                   Ended December 31,
                                                 2002            2001
                                            ------------    -------------

REVENUES - RELATED PARTY                    $    97,500      $       -

COST OF GOODS SOLD                               32,895              -
                                            ------------    -------------
GROSS PROFIT                                     64,605              -

COSTS AND EXPENSES:
 General and administrative                     724,499         1,086,688
 Stock compensation expense                     176,350           340,013
                                            ------------    --------------
OPERATING LOSS                                 (836,244)       (1,426,701)

Interest expense, net                          (116,572)         (112,624)
                                            ------------    --------------
NET LOSS                                    $  (952,816)     $ (1,539,325)
                                            ============    ==============

NET LOSS PER SHARE BASIC AND DILUTED        $     (0.04)     $      (0.07)
                                            ============    ==============
WEIGHTED AVERAGE NUMBER OF COMMON            24,149,008        22,206,108
    SHARES OUTSTANDING                      ============    ==============









                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                  Additional
                                  Common Stock                     Paid-in         Deferred      Accumulated
                                   Shares          Amount          Capital       Compensation      Deficit             Total
                                  ------------  -----------   --------------   --------------  -------------   --------------
Balance at December 31, 2000       21,960,108   $    21,960   $    4,135,527   $    (330,381)  $ (4,391,599)   $    (564,493)

 Sale of common stock                  20,000            20            5,980               -              -            6,000
 Issuance of stock
  options for services                      -             -           51,125               -              -           51,125
 Shares issued for services           226,000           226          144,694                                         144,920
 Amortization of deferred
  compensation                              -             -                -         330,381              -          330,381
 Net loss                                   -             -                -               -     (1,539,325)      (1,539,325)
                                   ----------    ----------   --------------   -------------  --------------   --------------
Balance at December 31, 2001       22,206,108        22,206        4,337,326               -     (5,930,924)      (1,571,392)

 Sale of common stock                 553,334           553          165,446               -              -          165,999
 Shares issued for services           865,000           865          175,485               -              -          176,350
 Conversion of debt                 2,030,210         2,031          507,033               -              -          509,064
 Net loss                                   -             -                -               -       (952,816)        (952,816)
                                   ----------   -----------   --------------   --------------  -------------   --------------
Balance at December 31, 2002       25,654,652   $    25,655   $    5,185,290   $           -   $ (6,883,740)   $  (1,672,795)
                                   ==========   ===========   ==============   ==============  =============   ==============





                        See notes to financial statements
                                       F-5

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS


                                                     Years ended December 31,
                                                     2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:            -------------   --------------

Net loss                                         $   (952,816)   $  (1,539,325)

Adjustments to reconcile net loss
 to net cash used in operating
 activities:
 Depreciation and amortization                         15,284           15,970
 Write-off of inventories                              12,634           25,270
 Amortization  of deferred compensation                  -             330,381
 Stock options issued for compensation                   -              51,125
 Stock issued for compensation                        176,350          144,920
Changes in assets and liabilities:
 Accounts receivable                                  (21,500)            -
 Prepaid expenses                                        -              12,400
 Organizational costs                                    -                 374
 Other assets                                          13,687             -
 Accounts  payable and accrued expenses               561,203          591,887
                                                  -------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                (195,158)        (366,998)
                                                  -------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Patent expenses                                         -                (649)
                                                  -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                    -                (649)
                                                  -------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Due from officers                                    (57,351)        (144,787)
 Proceeds from issuance of debt                        81,301          460,272
 Proceeds from issuance of common stock               165,999            6,000
                                                  -------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             189,949          321,485
                                                  -------------  --------------
NET DECREASE IN CASH                                   (5,209)         (46,162)

CASH, beginning of year                                 5,359           51,521
                                                  -------------  --------------
CASH, end of year                                   $     150    $       5,359
                                                  =============  ==============
SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions:

          Conversion of debt to common stock        $ 509,064    $        -
                                                  =============  ==============




                        See notes to financial statements
                                       F-6

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

Geotec Thermal Generators, Inc. ("Geotec" or the "Company") was incorporated on February 2, 1998, in the state of Florida.

The Company's intends to commercialize the Russian Federation's technology for secondary oil and gas recovery in North, Central and South America. The technology has been used on approximately 30,000 Russian wells to date. The Company was formed to complete the initial development contract, which was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long-term exclusive contract for the geographic area as mentioned above.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The Company has incurred operating losses of $952,816 and $1,539,325 for the years ended December 31, 2002 and 2001. There is also a working capital deficiency of $1,911,161 at December 31, 2002. No assurances exist that the Company will not encounter substantial delays and expenses related to the financing of its completion of its product development and marketing efforts. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company.

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

D. Inventory - Inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation.

E. Property and equipment - Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

F. Stock based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

G. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

H. Net loss per share - Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


I. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

J. Recent accounting pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.


3.  ACCOUNTS RECEIVABLE - RELATED PARTY

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


4.  INVENTORY

The Company as part of their agreement with the Russian Federation (see Note 10) was required to purchase gas generator units. These gas generators can be used only once for each attempt at oil and gas recovery for each well.


5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2002:




          Furniture and Fixtures          5 Years       $     33,990
          Data processing equipment       3 Years             30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                     (49,095)
                                                        -------------
                                                        $     15,826
                                                        =============


6. DUE FROM OFFICERS / ACCRUED EXPENSES

The Company loaned two Directors of the Company money throughout the year. The loans begin to accrue interest on December 31, 2001 at a rate of 4% per annum. At the Directors discretion the loan can be repaid with Company stock at a value of $.50 per share. The balance including accrued interest as of December 31, 2002 is $205,661. The Company also owes those two directors $ 775,000 in past due compensation. This amount is included in accrued expenses on the accompanying balance sheet.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.  NOTES PAYABLE

The Company borrowed a total of $21,301 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. The Company also borrowed an additional $60,000 from two investors. The note bears interest at a rate of 50% per annum and is payable upon demand. During the year ended 2002 the Company converted $459,064 of debt due to the Investment trust into 1,530,210 shares of common stock valued at $.30 per share, the fair market value at the date of issuance. The Company also converted $50,000 of notes from an investor into 500,000 shares of common stock valued at $.10 per share, the fair market value at the date of issuance. The Company's notes payable totaled $1,027,618 at December 31, 2001; the Company borrowed an additional $81,301 and converted $509,064 to equity reducing the balance to $599,855.

8. COMMON STOCK

The Company issued 865,000 shares of common stock valued at $176,350, the fair market value at the date of issuance, to two employees and several consultants.

In the second quarter of 2002 the Company completed a private placement of 553,334 shares of common stock for net proceeds of $165,999.

During the year ended 2002 the Company converted $459,063 of debt due to the Investment trust into 1,530,210 shares of common stock valued at $.30 per share. The Company also converted $50,000 of notes from and investor into 500,000 shares of common stock valued at $.10.

In December 2001 the Company sold 20,000 shares of common stock at a price of $.30 per share, the fair market value at the date of issuance.

During 2001 the Company issued 226,000 share of common stock to consultants valued at $144,920, the fair market value at the date of issuance. The Company also issued a total of 350,000 stock options with prices ranging from $1.50 to $4.00 per share to one of the consultants. The Company incurred an expense of $51,125 as a result of these options as per a Black Scholes valuation.


9.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:



                                       Years ended December 31,
                                 ------------------------------------
                                      2002               2001
                                 -----------------  -----------------

Tax benefit computed
  at statutory rate               $       (323,957) $     (486,000)

Permanent Difference                        47,889         167,000

State Income Taxes                         (31,653)        (54,000)

Losses for which no tax
  benefit utilized                         307,721         373,000
                                  ----------------- -----------------

Net income tax benefit            $           -     $         -
                                  ================= =================

The Company has a net operating loss carry forward for tax purposes totaling approximately $3,500,000 at December 31, 2002 expiring between the years 2013 and 2020.
                                      F-10

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS



Listed below are the tax effects of the items related to the Company's net tax liability:



                                   December 31, 2002
                                  ---------------------
Tax benefit of net
operating loss carry forward       $  1,313,000

Tax benefits of accruals                357,000

 Valuation Allowance                 (1,670,000)
                                    -----------

Net deferred tax asset recorded    $       -
                                    ===========

10.  COMMITMENTS

In December 1999, the Company entered into a five-year lease for office space commencing April 2000.

Future minimum rental payments under the non-cancelable operating lease are as follows:

                                                   Year ended December 31,




                        2003                                71,674
                        2004                                71,516
                        Thereafter                           5,974
                                                   -----------------
                                                   $       149,164
                                                   =================
Rent expense for the years ended December 31 2002 and 2001 was approximately $75,000 and $72,000 respectively.

The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period, beginning with the acceptance of the technology and the receipt of the Russian export license, which was received in November, 2001. A total of 1,000 generators are required to be ordered in the first two years from receipt of the export license, with a minimum of 500 units per year in the subsequent eight years for the Company to retain its exclusivity. The Company is obligated to purchase approximately $4,500,000 of generators over the next three years subsequent to the initial 2-year period. To date the Company has purchased a total of 60 generators.

Employment Agreements

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

No formula or criteria have been specifically determined. On March 31, 2001 Mr. Pepe and Mr. Lueck reduced their salaries back to $175,000 per year. For the years ended December 31, 2002 and 2001 all of their salary has been accrued and not paid.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. STOCK OPTIONS


Stock option transactions were as follows:


                                                      Weighted Average
            Number of options          Shares          Exercise Price
----------------------------------- -------------     ----------------
Outstanding at December 31, 2000         275,000      $          4.36
Granted                                  350,000      $          3.07
                                    -------------     ----------------
Balance December 31, 2001                625,000      $          3.64
                                    =============     ================
Balance December 31, 2002                625,000      $          3.64
                                    =============     ===============




The following options were outstanding at December 31, 2002:



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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                   MANAGEMENT

The following table sets forth certain information concerning the current directors of the Company and the executive officers of the Company:

The officers and directors of the Company are as follows:

Name                                Age        Position
------------------                  ----       ---------------------------------
Daniel Pepe                         48         President and Chairman

W. Richard Lueck                    53         Chief Executive Officer,
                                               Chief Financial Officer/Director
                                               Secretary/Treasurer

Albert O. Banahene                  41         Chief Petroleum Engineer


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

From 1982-1984, Mr. Pepe was Manufacture Engineer for General Dynamics, where he was responsible for several manufacturing units, increasing worker output and improving the manufacturing process for various shipping vessels. >From 1980-1982, Mr. Pepe was Plant Supervisor for Waganhiem Provisions, Inc., a food wholesale/distribution company, where he managed fifty (50) employees. Mr. Pepe is a member of the Society of Petroleum Engineers (SPE). Mr. Pepe received his BS in Industrial Engineering/Technology from Roger Williams University in 1980.

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

Mr. Banahene was a Petroleum Engineer with JHR Corporation of Bridgeville, PA responsible for Reservoir Management and Production Optimization (1999). He also worked for Petroleum Reservoir Engineer for GeoKnowledge AS of Oslo developing models for prospect analysis and fiscal regimes (1998). Mr. Banahene acquired extensive Petroleum Production Operations and Reservoir Engineering experience on some West African fields including Nemba Field in Angola; Tano and Saltpond Fields in Ghana; and the Ibex, Kudu and Eland Fields in La Cote d'Ivoire. He worked with the Ghana National Petroleum Corporation for 8 years (1990-1998). During this tenure, he played a key role in developing strategies of integration of West African Energy Projects. He was a member with a dynamic role in a multi-disciplinary team (GNPC-Chevron) in developing some West African oil/gas fields to supply gas to regional thermal plants and other markets - an integrated project. He was part of a multi-disciplinary team (from the World Bank, Ministry of Finance, Ministry of Mines and Energy, National Petroleum and Electric Utility companies) tasked to rank and select proposed thermal power plants to complement existing hydroelectric system. Mr. Banahene has also been involved in petroleum production optimization in Bavli (Byelurus) and Rechitsa (Russia) oil fields in the late 1980's.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to Daniel Pepe and W. Richard Lueck (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 2002, which was $100,000 or more.

                                                     Securities        Other
Name and Principal      Fiscal                       Underlying        Annual
Position                Year      Salary     Bonus    Options       Compensation
--------                ----      ------     -----   -------------  ------------
Daniel Pepe             2002     $      0     -0-       -0-              -0-
President & Chairman    2001     $      0     -0-       -0-              -0-
                        2000     $126,459     -0-       -0-              -0-

Richard Lueck,          2002     $      0     -0-       -0-              -0-
Secretary &             2001     $      0     -0-       -0-              -0-
Treasurer & CEO         2000     $101,250     -0-       -0-              -0-


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

No formula or criteria have been specifically determined. On March 31, 2001 Mr. Pepe and Mr. Lueck reduced there salaries back to $175,000 per year. For the year ended December 31, 2001 all of there salary has been accrued and not paid.

OPTION GRANTS IN LAST FISCAL YEAR

None

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

No stock options were exercised by the Named Executive Officers during the period ended December 31, 2002. No stock appreciation rights were granted or are outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:

                                                                  PERCENTAGE OF
                                                                   OUTSTANDING
NAME AND ADDRESS OF                  SHARES OF COMMON STOCK       SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                BENEFICIALLY OWNED        CIALLY OWNED(1)
-----------------------            -------------------------     ---------------

Daniel & Jodi Pepe................         302,500                    1.2%
W. Richard Lueck..................         787,500                    3.1%
ADRP NORM Trust (3)...............       7,350,000                   28.9%
Honest Tee Control Trust (4)......       7,350,000                   28.9%

All officers and directors
as a group (2 persons)............      15,790,000                  62.15%

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date indicated above upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As December 31, 2002 there were 25,654,652 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432

(3)      Daniel and Jodi Pepe are trustees.

(4)      W. Richard and Lori J. Lueck are trustees.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS:

Exhibit
Number            Description

Exhibit 1         Underwriting Agreement(1)
Exhibit 2         Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, Etc. (1)
Exhibit 3         Articles of Incorporation
                  By-laws (as amended) (1)
Exhibit 4         Instruments Defining the Rights of Security Holders Above (1)
Exhibit 5         Voting Trust Agreement (1)
Exhibit 6         Material Contracts (1)
Exhibit 7         Letter on Accountant Change (1)
Exhibit 8         Information on Subsidiaries (1)
Exhibit 9         Power of Attorney (1)
Exhibit 10        Employment Agreement with Daniel Pepe (1)
Exhibit 11        Employment Agreement with W. Richard Lueck(1)
Exhibit 12        Employment Agreement with Albert O. Bahahene (1)
Exhibit 14        Lease Agreement with Residuary Trust U/W Leroy E.Dettman(1)
Exhibit 99.1      Certification of CEO and Accounting Officer *

----------------
* Filed herewith

(1) Files as an exhibit to the Company's Registration Statement on Form 10SB12G/A (File No. 000-26315) as filed with and declared effective by the Commission on September 2, 1999.

B. REPORTS ON FORM 8-K:

Form 8-K filed on September 30, 2002 pursuant to item 4 thereof.

                                      -17-
ITEM 14. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.





DATE: April   , 2003                   By:/s/Daniel Pepe
                                            -----------------
                                            President and COB



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





DATE: April 11, 2003                  /s/ Daniel Pepe
                                         ----------------------
                                         President and COB

DATE: April 11, 2003                  /s/ W. Richard Lueck
                                         ---------------------------------
                                         CEO, Secretary and Treasurer
                                         Principal Executive Financial and
                                         Accounting Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Geotec Thermal Generators, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, W. Richard Lueck, the Chief Executive Officer and Accounting Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this annual report on Form 10-KSB of Geotec Thermal Generators, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 11, 2003                          /s/ W. Richard Lueck
                                                 --------------
                                           Name:  W. Richard Lueck
                                           Title: CEO, Secretary and
                                                  Treasurer Principal Executive
                                                  Financial and Accounting
                                                  Officer