Form 10QSB
period 2003-03-31
GEOTEC THERMAL GENERATORS INC
filed 2003-05-19
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended MARCH 31, 2003
                                                 --------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission File Number 000-26315
                                               ---------


                         GEOTEC THERMAL GENERATORS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)


     FLORIDA                                              59-3357040
     -------                                              ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


          1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432
          -------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (561) 447-7370
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 28,807,865 shares of Common Stock as of May 13, 2003.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (Unaudited) - March 31, 2003 .....................   1


         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2003 and 2002 ...........................   2


         Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2003 and 2002 ...........................   3


         Notes to Financial Statements ..................................   4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ...................................................... 5-7


Item 3.  Controls and Procedures


PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K ...............................   8


Signatures ..............................................................   9

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003


                                     ASSETS

CURRENT ASSETS:
     Cash ...................................................       $    22,085
     Accounts receivable, related party .....................            21,500
     Inventories, net .......................................            12,635
                                                                    -----------
         TOTAL CURRENT ASSETS ...............................            56,220
                                                                    -----------

PROPERTY AND EQUIPMENT, net .................................            12,478

DUE FROM OFFICERS ...........................................           207,983

DEPOSIT .....................................................            16,879
                                                                    -----------
                                                                    $   293,560
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable .......................................       $   120,362
     Accounts payable, related party ........................            52,515
     Accrued expenses .......................................         1,243,171
     Notes payable ..........................................           396,152
                                                                    -----------
         TOTAL CURRENT LIABILITES ...........................         1,812,200
                                                                    -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 28,807,865 shares
          issued and outstanding ............................            28,808
     Additional paid-in capital .............................         5,616,118
     Deferred compensation ..................................           (66,750)
     Accumulated deficit ....................................        (7,096,816)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT .........................        (1,518,640)
                                                                    -----------
                                                                    $   293,560
                                                                    ===========

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS


                                                      For the Three Months
                                                         Ended March 31,
                                                      2003             2002
                                                  ------------     ------------

COSTS AND EXPENSES:
     General and administrative ..............    $    161,065     $     70,157
     Stock compensation expense ..............          36,000          105,000
                                                  ------------     ------------

OPERATING LOSS ...............................         197,065         (175,157)

    Interest expense, net ....................         (16,010)         (41,632)
                                                  ------------     ------------

NET LOSS .....................................    $   (213,075)    $   (216,789)
                                                  ------------     ------------

WEIGHTED AVERAGE NUMBER OF COMMON ............      28,722,238       22,347,272
    SHARES OUTSTANDING
                                                  ------------     ------------

NET LOSS PER SHARE BASIC AND DILUTED .........    $      (0.01)    $      (0.01)
                                                  ============     ============

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS


                                                          For the three months
                                                            Ended March 31,
                                                          2003           2002
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ......................................    $(213,075)    $(216,789)
                                                        ---------     ---------

     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization ...............        3,348         4,269
       Stock options issued for compensation .......       36,000             -
       Stock issued for compensation ...............            -       105,000

     Changes in assets and liabilities:
         Due to/from officers ......................       (2,322)      (52,679)
         Accounts  payable and accrued expenses ....      162,484       (11,440)
                                                        ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES ..............      (13,565)     (171,639)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash overdraft ................................            -         6,181
     Proceeds from issuance of debt ................       19,500        71,599
     Proceeds from issuance of common stock ........       16,000        88,500
                                                        ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       35,500       166,280
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH ....................       21,935        (5,359)

CASH, beginning of year ............................          150         5,359
                                                        ---------     ---------
CASH, end of year ..................................    $  22,085     $       -
                                                        ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions
                                                        ---------     ---------
     Conversion of debt and accrued interest
     to common stock ...............................    $ 509,064     $       -
                                                        ---------     ---------

                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002.

2. ACCOUNTS RECEIVABLE, RELATED PARTY

Accounts receivable consist of normal trade receivables. The Company assesses the collectability of its accounts receivable regularly. Based on this assessment, an allowance for doubtful accounts is recorded, if considered necessary. All of the Company's accounts receivable are from one customer. Approximately 40% of that company is owned by Lunar Control Trust, a trust managed by W. Richard Lueck, Geotec's CEO. Further, Mr. Lueck is also a director and officer of that Company.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2003

Furniture and Fixtures        5 Years         $   35,204
Data processing equipment     3 Years             30,931
                                              -------------
                                                  66,135
Less: accumulated depreciation                   (53,657)
                                              -------------
                                              $   12,478
                                              =============

4. NOTES PAYABLE

During the three months ending March 31, 2003 the Company borrowed a total of $19,950 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand.

5. COMMON STOCK

The Company sold 50,000 shares of common stock to an investor for proceeds of $15,000.

Pursuant to a consulting agreement the Company sold 1,000,000 shares of common stock to an investor for proceeds of $1,000 and the Company recorded compensation expense of $22,250 during the 3 months ended March 31, 2003 relating to this transaction. The fair value of the shares was $90,000 or $.09 per share at the date of contract execution, January 3, 2003. The $90,000 is being amortized over the term of the contract, 1 year. The Company is also obligated to pay this consultant $5,000 per month for his services.

The Company issued 2,103,213 shares of common stock to retire $315,182 of short-term debt.

On February 20, 2003, the Company issued common stock options to two Directors, three employees and a consultant in the amount of 1,500,000 shares, exercisable at $0.15, for three years. Stock compensation expense has been recorded for the options issued to the consultant in the amount of $13,750. The consultant received 125,000 common stock options valued at $.11 per option using the Black-Scholes valuation model.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2002 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

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

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

OVERVIEW

In the late spring/early summer of 2000, the Company treated 20 wells to qualify and prove the technology according to the standards established in the Agreement between the Russian Federation and The Company. Of the twenty wells treated, communication with the reservoir was demonstrated in all 20 cases. Increases in hydrocarbons was dependent on the reservoir and underlining hydrocarbons present. All the results were published, and can be seen on the Company's web site at www.geo-tec.net.

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

In the first quarter, 2003, the Company continued to perform engineering services for its joint venture partners to select certain well properties for acquisition, and subsequent treatment, as mutually agreed. Numerous well fields have been analyzed successfully and offers have been made, and in some cases, accepted by the sellers of the wells. Joint venture partners have and are in the process of title/lien searches to complete the acquisition of several well fields, which will be subsequently treated by the Company through the fourth quarter of 2003, and on into 2004.

The Company has also entered into a joint venture Agreement with Representaciones Barki Cia, of Quito, Ecuador. The joint venture calls for minimum purchases of gas generators equal to $550,000 in the first year and $1,100,000 in the second year, with profit sharing above the minimum purchase costs. As of this annual report, scheduling of training for the Barki Cia's staff was scheduled for February 2002, however has been delayed due to government employment strikes. Barki Cia has advised throughout 2002, that the changes in the government of Ecuador, and specifically PetroEcuador have not been conducive to implement its Joint Venture with the company. In March, 2003, Barki Cia has now advised the Company that it has made substantial progress, and desires implementation and marketing with Geotec's assistance starting in April/May, 2003. Implementation is subject to a Company's representative travel and visa scheduling, which could extend into May, 2003. One key Company employee that is required for this training and implementation has been unable to obtain government approval for travel to and from Ecuador. When this issue has been resolved, training will be scheduled with Barki Cia.

The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting through its joint venture with J-TEX Corporation in North South and Central America. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada. The joint venture agreement with J-TEX Corporation calls for exclusive representation of new well contracts, while the Company can treat wells where J-TEX is not operational. The agreement also states that J-TEX plans to provide and treat 80 wells per month on an ongoing basis, after training and the start-up phase, and annually 1500 wells, or more, in subsequent years. While the Agreement allows for the continuation of production override service contracts, based upon hydrocarbon increases, a fee for service option is provided for well operators, which also takes into consideration the government ownership of wells in South and Central America. As of this report, J-TEX Corporation has advised the Company that expansion plans and services should be implemented this summer, hopefully by June, 2003. J-TEX has further advised that it has numerous wells it wishes to utilize the Company's technology to treat. Initial training for J-TEX has been imparted, and as new J-TEX personnel are added, additional training of the new staff will be required. The Company is also exploring the possibility of Ecuador training by J-TEX staff/associates.

On February 6, 2003, the Company announced a Joint Venture with NEW Energy Co., LLC, "NEC" a Wyoming Company. Under the agreement Geotec was to utilize its technology to treat 2000 Coal Bed Methane wells over the next four years. NEC has under contract and owns over 70,000 acres of Coal Bed Methane leases in Sheridan County, Wyoming in the coal rich Powder River Basin, one of the areas of highest concentrations of coal reserves in the U.S. NEC has estimates of recoverable reserves of 2.3 trillion cubic feet (tcf) of CBM from the full development of the properties. Based upon current average index gas pricing, the estimated total discounted future revenues for the projects working interest are $4.3 billion. As of the date of the contract, 38 wells have been or were at various stages of completion. Most, or all of these wells, according to NEC, will be capped, and new wells drilled and completed with Geotec's process to maximize the dewatering process and increase methane gas production. Spacing for each well pad is 80 acres per pad. Further, the initial plan was to drill two wells per pad, however those plans have changed to a single well per pad. The amount of coalbed methane seams to be treated has not changed, which has also not altered the anticipated income from this project, which is anticipated to exceed $50 million over 5 years, for only this acreage. The company understands that NEC has financial commitments to fund the cost of this project estimated at $800 million. This project is in an area where success rates typically approach 100% due to the nature of the reservoir and production mechanisms. NEC has agreed to provide capital for initial operations and generator costs in the second quarter of 2003, with a view to treat wells this coming summer. NEC plans to drill an average of 10 wells simultaneously being drilled and completed, with the dewatering process to take 12-14 months before methane gas production. In April, 2003, NEC advised the Company that NEC has committed funds to drill/treat and equip wells equal to $100 Million. Previously, NEC had advised that funds would be available to the Company, on or about May 1, 2003 to purchase generators for treatment of NEC's wells this summer. As of this filing, the Company has been advised that funds will be available from middle to late June, 2003. Some interim capital may be, and is expected to be available, however exact timing and the dollar amount of these funds, have not been disclosed to the Company, by NEC.

Under the terms of the agreement, NEC will purchase generators to be stored in Geotec's facilities, until transported to Wyoming for implementation by NEC. Geotec's staff, along with assistance from FR&PC Altai will design and engineer the coal bed treatments.

The coalbed methane wells seams are substantially different zones/pressures/characteristics than conventional oil and gas wells. While two types of standard generators can be used, and have been described in publications from India, the NEC wells will be treated with gas generators specifically produced for this project, to maximize production, given the technical characteristics designed by the NEC petroleum engineers.

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

As of this filing, the Company is not aware of additional progress made by Sierra relative to its funding and acquisition of wells for treatment by the Company. The Company is prepared to treat wells owned by Sierra.

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

In summary, the Company signed its exclusive agreement for the gas generators in late 1998, and arranged for the transfer of technology in 2000. With the final export license being received in November, 2001, the Company was limited in the lawsuit against Dan Pepe, the Company's President, by UltraDiamond and shorting of the Company's securities to low prices limited the Company's ability to implement any direct marketing plan. Management was unwilling to dilute shareholder positions with the raising of $5-8 Million for a marketing plan to be implemented. As a result, Management chooses to work with joint venture partners that would fund the Company by utilizing it services. Management expects this strategy to be very successful throughout 2003.

On January 21, 2003, the Company retained Mirador Consulting, Inc. a Florida based corporate consulting firm, to establish a nationwide investor relations program. Under the agreement, Mirador Consulting shall implement a five-part investor relations program including stockbroker relations, media relations, shareholder/investor communications and Internet coverage. The Company is obligated to pay $5,000 per month for twelve months commencing January 2003.

Mirador Consulting is a full-service corporate consulting firm based in Boca Raton, Florida. Mirador specializes in micro-cap and middle market NASDAQ-listed companies providing nationwide representation to member of the investment community.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,096,816).

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff relative to certain types of problematic wells. The Company expects to complete training during 2003, depending on the types of problematic wells encountered in the remainder of 2003 and throughout 2004.

Revenue for the three months ended March 31, 2003 and 2002 were $0. Well treatments are expected in the second half of 2003 to produce income substantially above the Company's performance, to date.

General and administrative expenses increased from $70,157 for the three months ended March 31, 2002 to $161,065 for the three months ended March 31, 2003, an increase of $90,908. The increase was due to accruals for unpaid salary to officers and employees. Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $105,000 for the three months ended March 31, 2002 compared to $36,000 for the three months ended March 31, 2003. For the three months ended March 31, 2003 the Company issued 125,000 common stock options exercisable at $.15 per share to a consultant valued at $13,750. The Company also issued 1,375,000 common stock options exercisable at $.15 to two directors and three employees.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, the Company sold a total of 1,050,00 shares of common stock for gross proceeds of $16,000. During the three months ending March 31, 2003 the Company borrowed a total of $19,950 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. No demand has been made. The Company issued 2,103,213 shares of common stock to retire $315,182 of short-term debt

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. Payments for services and well treatments/gas generators will be a substantial income increase in the next few quarters from the Company's joint venture partners.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2002 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

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

FR & PC Altai filed in Massachusetts US Court for a Summary judgment against UltraDiamond, in March, 2003, and the results of this motion have not been determined as of this filing, however the court hearing was April 23, 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 20, 2003, the Company issued options to employees and a consultant in the amount of 1,500,000 shares, exercisable at $0.15, for three years.

The Company issued a total of 1,000,000 shares of common stock to a consultant. The Company sold 50,000 shares of common stock to a private investor. The Company issued 2,103,213 shares of common stock to retire debt. In so much as the consultants and investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         Exhibit
         Number                         Description
         -------           ----------------------------------------
         99.1              Certification of Chief Executive Officer
                           and Chief Financial Officer


         (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Geotec Thermal Generators, Inc.

Date: May 19, 2003                      By: /s/ Daniel Pepe
                                            Daniel Pepe
                                            President and COB


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: May 19, 2003                      By: /s/ Daniel Pepe
                                            Daniel Pepe
                                            President and COB


Date: May 19, 2003                      By: /s/ W. Richard Lueck
                                            W. Richard Lueck
                                            CEO, Secretary and Treasurer
                                            Principal Executive Accounting
                                            and Financial Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Geotec Thermal Generators, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, W. Richard Lueck, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

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

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                      /s/ W. Richard Lueck
                                        Name:  W. Richard Lueck
                                        Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Geotec Thermal Generators, Inc. on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, W. Richard Lueck, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Geotec Thermal Generators, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order; to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining internal controls and have:

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

5. The registrant's other certifying officer and I have disclosed to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003                      /s/ W. Richard Lueck
                                        Name: W. Richard Lueck
                                        Title: Chief Financial Officer