Form 10QSB
period 2003-06-30
GEOTEC THERMAL GENERATORS INC
filed 2003-08-14
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 28,807,865 shares of Common Stock as of August 13, 2003.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - June 30, 2003 ............................1

         Statements of Operations (unaudited) for the Three and Six
         Months Ended June 30, 2003 and 2002 ..................................2

         Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 2003 and 2002 ..................................3

         Notes to Financial Statements ........................................4

Item 2.  Management's Discussion and Analysis or Plan of Operation .........5-10

Item 3.  Controls and Procedures .............................................10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................10

Item 6.  Exhibits and reports on Form 8-K ....................................13


SIGNATURES ...................................................................14

                         GEOTEC THERMAL GENERATORS, INC.

                                  BALANCE SHEET
                                  JUNE 30, 2003


                                     ASSETS

CURRENT ASSETS:
     Inventories, net ..........................................    $    12,635
                                                                    -----------
         TOTAL CURRENT ASSETS ..................................         12,635
                                                                    -----------

PROPERTY AND EQUIPMENT, net ....................................         10,590

DUE FROM OFFICERS ..............................................        210,415

DEPOSIT ........................................................         16,879
                                                                    -----------
                                                                    $   250,519
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable ..........................................    $   112,302
    Accounts payable and accrued expenses, related party .......      1,006,678
     Accrued expenses ..........................................        421,091
     Notes payable .............................................        408,752
                                                                    -----------
         TOTAL CURRENT LIABILITES ..............................      1,948,823
                                                                    -----------


STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 28,807,865 shares
          issued and outstanding ...............................         28,809
     Additional paid-in capital ................................      5,527,117
     Accumulated deficit .......................................     (7,254,230)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT ............................     (1,698,304)
                                                                    -----------
                                                                    $   250,519
                                                                    ===========

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF OPERATIONS



                             For the Three Months         For the Six Months
                                 Ended June 30,             Ended June 30,
                              2003          2002          2003          2002
                          -----------   -----------   -----------   ------------
COSTS AND EXPENSES:
  General and
    administrative .....  $   169,138   $   280,739   $   330,223   $   381,896
  Stock compensation
    expense ............            -        31,000        13,750       105,000
                          -----------   -----------   -----------   -----------

OPERATING LOSS .........     (169,138)     (311,739)     (343,973)     (486,896)

 Interest expense, net .      (10,506)      (36,628)      (26,516)      (78,260)
                          -----------   -----------   -----------   -----------

NET LOSS ...............  $  (179,644)  $  (348,367)  $  (370,489)  $  (565,156)
                          -----------   -----------   -----------   -----------

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING ..........   28,807,895    23,265,090    28,707,862    22,747,633
                          -----------   -----------   -----------   -----------

NET LOSS PER SHARE BASIC
  AND DILUTED ..........  $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
                          ===========   ===========   ===========   ===========

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS

                                                           For the six months
                                                              Ended June 30,
                                                            2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ........................................   $(370,489)   $(565,156)
                                                         ---------    ---------

     Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization .................       5,236        7,940
       Reserve for accounts receivable ...............      21,500            -
       Impairment of inventories .....................           -       12,365
       Stock issued for compensation .................      13,750      136,000

     Changes in assets and liabilities:
          Due to/from officers .......................     964,321      (56,806)
          Accounts  payable and accrued expenses .....    (682,518)     217,526
                                                         ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES ................     (48,200)    (248,131)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of debt ..................      32,050       77,100
     Proceeds from issuance of common stock ..........      16,000      166,000
                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............      48,050      243,100
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................        (150)      (5,031)

CASH, beginning of year ..............................         150        5,359
                                                         ---------    ---------
CASH, end of year ....................................   $       -    $     328
                                                         ---------    ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

          Conversion of debt and accrued interest
          to common stock ............................   $ 313,379    $       -
                                                         ---------    ---------

                        See notes to financial statements

                         Geotec Thermal Generators,Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2003


Furniture and Fixtures        5 Years         $   35,204
Data processing equipment     3 Years             30,931
                                              -------------
                                                  66,135
Less: accumulated depreciation                   (55,545)
                                              -------------
                                              $   10,590
                                              =============


3. NOTES PAYABLE

During the three months ending June 30, 2003 the Company borrowed a total of $12,550 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand.

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

In the second quarter, 2003, the Company continued to perform engineering services for its joint venture partners to select certain well properties for acquisition, and subsequent treatment, as mutually agreed. Numerous well fields have been analyzed successfully and offers have been made, and in some cases, accepted by the sellers of the wells. Joint venture partners have and are in the process of title/lien searches to complete the acquisition of several well fields, which are planned to be subsequently treated by the Company through the fourth quarter of 2003, and on into 2004.

The Company has also entered into a joint venture Agreement with Representaciones Barki Cia, of Quito, Ecuador. The joint venture calls for minimum purchases of gas generators equal to $550,000 in the first year and $1,100,000 in the second year, with profit sharing above the minimum purchase costs. As of this annual report, scheduling of training for the Barki Cia's staff was scheduled for February 2002, however has been delayed due to government employment strikes. Barki Cia has advised throughout 2002, that the changes in the government of Ecuador, and specifically PetroEcuador have not been conducive to implement its Joint Venture with the company. In March, 2003, Barki Cia has now advised the Company that it has made substantial progress, and desires implementation and marketing with Geotec's assistance starting in April/May, 2003. Geotec management was in Ecuador July 29th-Aug 1st training and working with its joint venture partner, Barki Cia. Barki Cia/Geotec Management was requested to structure initial well treatments as a written offer, to which the government could respond. This was completed during management's trip and approval is expected in a few weeks with the initial payment for services. Upon completion of the initial treatments, well contract pricing can be established for the wells in 5 governmental fields comprising approximately 420 operating wells, and 400+ shut-in wells with one operating zone at approximately 9000 feet.

Ecuador's oil production is currently 210,000 barrels of oil per day, and the government has mandated a goal to increase this to over 300,000 barrels of oil per day. The average well in Ecuador is currently producing 500 barrels of oil per day and newly drilled wells in five fields produce an initial 600-1,000 barrels of oil per day.

The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting through its joint venture with J-TEX Corporation in North, South and Central America. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada. The joint venture agreement with J-TEX Corporation calls for exclusive representation of new well contracts, while the Company can treat wells where J-TEX is not operational. The agreement also states that J-TEX plans to provide and treat 80 wells per month on an ongoing basis, after training and the start-up phase, and annually 1500 wells, or more, in subsequent years. While the Agreement allows for the continuation of production override service contracts, based upon hydrocarbon increases, a fee for service option is provided for well operators, which also takes into consideration the government ownership of wells in South and Central America. As of this report, J-TEX Corporation has advised the Company that expansion plans and services should be implemented this summer, however J-TEX has advised the Company of further delays until September, 2003. J-TEX has further advised that it has numerous wells it wishes to utilize the Company's technology to treat. Initial training for J-TEX has been imparted, and as new J-TEX personnel are added, additional training of the new staff will be required. The Company is also exploring the possibility of Ecuador training by J-TEX staff/associates.

On February 6, 2003, the Company announced a Joint Venture with NEW Energy Co., LLC, "NEC" a Wyoming Company. Under the agreement Geotec was to utilize its technology to treat 2000 Coal Bed Methane wells over the next four years. NEC has under contract and owns over 70,000 acres of Coal Bed Methane leases in Sheridan County, Wyoming in the coal rich Powder River Basin, one of the areas of highest concentrations of coal reserves in the U.S. NEC has estimates of recoverable reserves of 2.3 trillion cubic feet (tcf) of CBM from the full development of the properties. Based upon current average index gas pricing, the estimated total discounted future revenues for the projects working interest are $4.3 billion. As of the date of the contract, 38 wells have been or were at various stages of completion. Most, or all of these wells, according to NEC, will be capped, and new wells drilled and completed with Geotec's process to maximize the dewatering process and increase methane gas production. Spacing for each well pad is 80 acres per pad. Further, the initial plan was to drill two wells per pad, however those plans have changed to a single well per pad. The amount of coalbed methane seams to be treated has not changed, which has also not altered the anticipated income from this project, which is anticipated to exceed $50 million over 5 years, for only this acreage. The company understands that NEC has financial commitments to fund the cost of this project estimated at $800 million. This project is in an area where success rates typically approach 100% due to the nature of the reservoir and production mechanisms. NEC has agreed to provide capital for initial operations and generator costs in the second quarter of 2003, with a view to treat wells this coming summer. NEC plans to drill an average of 10 wells simultaneously being drilled and completed, with the dewatering process to take 12-14 months before methane gas production. In April, 2003, NEC advised the Company that NEC has committed funds to drill/treat and equip wells equal to $100 Million. Previously, NEC had advised that funds would be available to the Company, on or about May 1, 2003 to purchase generators for treatment of NEC's wells this summer. As of the last filing, the Company has been advised that funds will be available from middle to late June, 2003, however delays in funding have been further advised as of this filing. Some interim capital may be, and is expected to be available and NEC management is positive regarding capitalization in the next quarter, however exact timing and the dollar amount of these funds, have not been disclosed to the Company, by NEC.

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

As of this filing, the Company has been advised that Sierra is in the process of seeking capital to enable progress to be made by Sierra relative to its funding and acquisition of wells for treatment by the Company. The Company is prepared to treat wells owned by Sierra.

On January 27, 2003, the Company announced the engagement of Capital Group International (CGI). Capital Group International intends to raise a minimum of $52 Million in debt/equity for joint ventures with associated companies utilizing the Company's unique services. Geotec's technology will be utilized to improve the yields and productivity (asset value) of oil and gas wells. Capital Group International will also develop the Company's capital strategies on a non-exclusive basis. These funds, when raised can be used for an independent company (New Well Company, a company yet to be formed) or for Sierra, or other joint ventures that may be in discussion or negotiation with the Company throughout 2003. No funds have yet been raised, however a commitment has been made that is being investigated by the Company, with the proper due diligence to be pursued by management and discussions with the investor group.

In summary, the Company signed its exclusive agreement for the gas generators in late 1998, and arranged for the transfer of technology in 2000. With the final export license being received in November, 2001, the Company was limited by the lawsuit against Dan Pepe, the Company's President, by UltraDiamond and shorting of the Company's securities to low prices limited the Company's ability to implement any direct marketing plan. Management was unwilling to dilute shareholder positions with the raising of $5-8 Million for a marketing plan to be implemented. As a result, Management chooses to work with joint venture partners that would fund the Company by utilizing it services. Management expects this strategy to be very successful throughout 2003.

On January 21, 2003, the Company retained Mirador Consulting, Inc. a Florida based corporate consulting firm, to establish a nationwide investor relations program. Under the agreement, Mirador Consulting shall implement a five-part investor relations program including stockbroker relations, media relations, shareholder/investor communications and Internet coverage. The Company is obligated to pay $5,000 per month for twelve months commencing in January, 2003.

Mirador Consulting is a full-service corporate consulting firm based in Boca Raton, Florida. Mirador specializes in micro-cap and middle market NASDAQ-listed companies providing nationwide representation to members of the investment community.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, and initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,254,230).

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

Revenue for the three and six months ended June 30, 2003 and 2002 were $0 . Well treatments are expected in the second half of 2003.

General and administrative expenses decreased from $280,739 for the three months ended June 30, 2002 to $169,138 for the three months ended June 30, 2003, a decrease of $111,601. General and administrative expenses decreased from $381,896 for the six months ended June 30, 2002 to $330,223 for the six months ended June 30, 2003, an decrease of $51,673. The decrease was due to a reduction in staff and professional fees. The Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $31,000 for the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2003 Stock compensation expense was $105,000 for the six months ended June 30, 2002 compared to $13,750 for the six months ended June 30, 2003 For the six months ended June 30, 2003 The Company issued 125,000 common stock options exercisable at $.15 per share to a consultant valued at $13,750.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2003 , the Company sold a total of 1,050,00 shares of common stock for gross proceeds of $16,000. During the three months ending March 31, 2003 the Company borrowed a total of $32,050 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand. No demand has been made. The Company issued 2,103,213 shares of common stock to retire $315,182 of short-term debt

The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. Payments for services and well treatments/gas generators will be a substantial income increase in the next few quarters from the Company's joint venture partners.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are three legal proceedings the Company has been involved with and have been resolved as specified below.

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

UltraDiamond subsequently filed for a new trial, which was denied on November 6, 2002. And further, UltraDiamond filed an appeal. On July 9, 2003, a judgment was filed in the US Court of Appeals for the First Circuit Court in favor of Dan Pepe, Geotec's President, whereby UltraDiamond Technologies voluntarily dismissed its appeal. (Court of Appeals Docket #: 02-2569)

Subsequent to Mr. Pepe's case, management determined that it would be in the best interest of the company to drop its torturous interference, fraud and RICO lawsuit against UltraDiamond, Mr. Joseph Russo, and Mr. Wayne Snow, and that motion was granted, without prejudice.

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

Emerald Restoration and Production Corporation had 8 wells, of their 120 wells treated by the Company in 2000, and the Company has liens against Emerald for the wells treated with production increases. Emerald filed for protection under Federal Bankruptcy law, which includes a legal bill ($5,708.01) from the law offices of C. John Cotton, Gillette, WY. Mr. Cotton filed a suit against the Company claiming that the Company operated Emerald and was responsible for this legal bill. Mr. Cotton obtained a summary judgment in his favor for this amount, on September 23, 2002 including costs and interest. The Company has filed an appeal on October 17, 2002. Management believes that Federal Bankruptcy law does not allow for debts such as this to be passed in this manner, and further that the court did not hear the case and law in question. As of this filing, an undisclosed settlement was reached by the parties.

On July 28, 2003, commented on the Securities and Exchange Commission civil action against American Financial Group now includes its Chairman and CEO in an $87 million stock fraud. AFG was one of the companies allegedly reporting information regarding Geotec stock loans and default to international investors, that did not exist and certainly could not have been in defaulted.

Management has met (personally and via phone) with U.S. Federal Authorities, and viewed documents, provided by Federal Authorities, which state that Geotec had borrowed over $3 million, secured by Geotec's stock. Documents also show default of the loans, in sequence, such that the stock that was pledged would be forfeited, as free trading stock, into the market. Geotec (including any officer/director/affiliate) has no loan(s) secured by stock, much less had any default, as mentioned above.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GEOTEC THERMAL GENERATORS, INC.


DATE: August 14, 2003                   By: /s/ Daniel Pepe
                                        President and COB




In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE: August 14, 2003                   By: /s/ Daniel Pepe
                                        President and COB


DATE: August 14, 2003                   By: /s/ W. Richard Lueck
                                        CEO, Secretary and Treasurer
                                        Principal Executive Accounting
                                        and Financial Officer