Form 10QSB
period 2003-09-30
GEOTEC THERMAL GENERATORS INC
filed 2003-11-13
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission File Number 000-26315
                                               ---------


                         GEOTEC THERMAL GENERATORS, INC
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

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 30,007,865 shares of Common Stock as of November 7, 2003.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2003 ...................    1


         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2003 and 2002 .........................    2


         Statements of Cash Flows (unaudited) for the Nine
         Months Ended September 30, 2003 and 2002 .........................    3


         Notes to Financial Statements ....................................    4


Item 2.  Management's Discussion and Analysis or Plan of Operation ........ 5-10


Item 3.  Internal Controls ................................................   10



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ................................................11-13


Item 6.  Exhibits and reports on Form 8-K .................................   13


Signatures ................................................................   14

                         GEOTEC THERMAL GENERATORS, INC.

                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................   $       293
    Inventories, net ............................................        12,635

                                                                    -----------
         TOTAL CURRENT ASSETS ...................................        12,928
                                                                    -----------

PROPERTY AND EQUIPMENT, net .....................................         8,851

DUE FROM OFFICERS ...............................................       210,943

DEPOSIT .........................................................        15,879

                                                                    -----------
                                                                    $   248,601
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

    Accounts payable ............................................   $   116,987
    Accounts payable and accrued expenses, related party ........     1,097,196
    Accrued expenses ............................................       474,734
    Notes payable ...............................................       432,052

                                                                    -----------
         TOTAL CURRENT LIABILITES ...............................     2,120,969
                                                                    -----------


STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value, 50,000,000
         shares authorized; 28,807,865 shares
         issued and outstanding .................................        28,808
    Additional paid-in capital ..................................     5,527,119
    Accumulated deficit .........................................    (7,428,295)

                                                                    -----------
         TOTAL STOCKHOLDERS' DEFICIT ............................    (1,872,368)
                                                                    -----------

                                                                    $   248,601
                                                                    ===========

                        See notes to financial statements

                             GEOTEC THERMAL GENERATORS, INC.

                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                 For the Three Months           For the Nine Months
                               Ended September 30, 2003         Ended September 30,
                              ---------------------------   ---------------------------
                                  2003           2002           2003           2002
                              ------------   ------------   ------------   ------------
Engineering Fees ...........   $         -   $    120,000    $         -   $    120,000

COSTS AND EXPENSES:
  General and administrative       150,778        190,417        481,002        541,312
  Stock compensation expense             -          2,850         13,750        138,850
                              ------------   ------------   ------------   ------------

OPERATING LOSS .............      (150,778)       (73,267)      (494,752)      (560,162)

  Interest expense, net ....       (23,286)       (31,656)       (49,802)      (109,916)
                              ------------   ------------   ------------   ------------

NET LOSS ...................  $   (174,064)  $   (104,923)  $   (544,554)  $   (670,078)
                              ------------   ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     28,807,865     22,714,971     28,779,636     22,379,584
                              ------------   ------------   ------------   ------------

NET LOSS PER SHARE BASIC
  AND DILUTED ..............  $      (0.01)  $      (0.00)  $      (0.02)  $      (0.03)
                              ============   ============   ============   ============

                            See notes to financial statements

                                            2

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the nine months
                                                          Ended September 30,
                                                        -----------------------
                                                          2003           2002
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .........................................    $(544,554)    $(670,078)
                                                        ---------     ---------
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization ..................        6,975        11,612
    Reserve for accounts receivable ................       21,500       (75,000)
    Impairment of inventories ......................            -        12,635
    Stock issued for compensation ..................       13,750       138,850

  Changes in assets and liabilities:
    Decrease in deposits ...........................        1,000             -
    Due to/from officers ...........................      994,615       (57,549)
    Accounts payable and accrued expenses ..........     (564,493)      383,934

                                                        ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES ..............      (71,207)     (255,596)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of debt ...................       55,350        77,100
  Proceeds from issuance of common stock ...........       16,000       166,000

                                                        ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       71,350       243,100
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH ....................          143       (12,496)

CASH, beginning of year ............................          150         5,359

                                                        ---------     ---------
CASH, end of year ..................................    $     293     $  (7,137)
                                                        ---------     ---------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

  Conversion of debt and accrued interest               ---------     ---------
    to common stock ................................    $ 315,223     $       -
                                                        ---------     ---------

                        See notes to financial statements

                         Geotec Thermal Generators,Inc.
                          Notes to Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2002.


2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2003


   Furniture and Fixtures        5 Years         $   35,204
   Data processing equipment     3 Years             30,931
                                                 ----------
                                                     66,135
   Less: accumulated depreciation                   (57,284)
                                                 ----------
                                                 $    8,851
                                                 ==========


3. NOTES PAYABLE

During the three months ending September 30, 2003 the Company borrowed a total of $23,300 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct

Critical Accounting Policies
----------------------------
We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2002 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

Revenue Recognition
-------------------
Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery. Revenue is recorded on a gross basis, since the Company is responsible for fulfillment, including the acceptability of the products and services ordered by the customer.

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

In the third quarter, 2003, the Company continued to perform engineering services for its joint venture partners to select certain well properties for acquisition, and subsequent treatment, as mutually agreed. Numerous well fields have been analyzed successfully and offers have been made, and in some cases, accepted by the sellers of the wells. Joint venture partners have and are in the process of title/lien searches to complete the acquisition of several well fields, which are planned to be subsequently treated by the Company through the fourth quarter of 2003, and on into 2004.

The Company has also entered into a joint venture Agreement with Representaciones Barki Cia, of Quito, Ecuador. The joint venture calls for minimum purchases of gas generators equal to $550,000 in the first year and $1,100,000 in the second year, with profit sharing above the minimum purchase costs. As of this annual report, scheduling of training for the Barki Cia's staff was scheduled for February 2002, however has been delayed due to government employment strikes. Barki Cia has advised throughout 2002, that the changes in the government of Ecuador, and specifically PetroEcuador have not been conducive to implement its Joint Venture with the company. In March, 2003, Barki Cia advised the Company that it has made substantial progress, and desires implementation and marketing with Geotec's assistance starting in April/May, 2003. Geotec management was in Ecuador July 29th-Aug 1st training and working with its joint venture partner, Barki Cia. Barki Cia/Geotec Management was requested to structure initial well treatments as a written offer, to which the government could respond. This was completed during management's trip and approval was expected in a few weeks with the initial payment for services. As of this reporting, Bark Cia has advised the Company that the government is processing the order for initial well treatments, and initial payment. Upon completion of the initial treatments, well contract pricing can be established for the wells in 5 governmental fields comprising approximately 420 operating wells, and 400+ shut-in wells with one operating zone at approximately 9000 feet.

Ecuador's oil production is currently 218,000 barrels of oil per day, and the government has mandated a goal to increase this to over 300,000 barrels of oil per day. The average well in Ecuador is currently producing 500 barrels of oil per day and newly drilled wells in five fields produce an initial 600-1,000 barrels of oil per day. PetroProduction, the producing arm of PetroEcuador, has advised Barki Cia that they also plan to utilize the technology for the shut-in wells, upon completion of the initial treatment process.

The Company anticipates expanding its sales and technical staff upon receipt of additional financing, and plans to continue contracting through its joint venture with J-TEX Corporation in North, South and Central America. Of the 2.9 million wells in the US and Canada, 2.5 million wells are inactive or are very low producers. The Company estimates that at least two-thirds of these wells are owned by small or intermediate-sized companies, comprising 85% of the oil and gas production in the US and Canada. The joint venture agreement with J-TEX Corporation calls for exclusive representation of new well contracts, while the Company can treat wells where J-TEX is not operational. The agreement also states that J-TEX plans to provide and treat 80 wells per month on an ongoing basis, after training and the start-up phase, and annually 1500 wells, or more, in subsequent years. While the Agreement allows for the continuation of production override service contracts, based upon hydrocarbon increases, a fee for service option is provided for well operators, which also takes into consideration the government ownership of wells in South and Central America. As of this report, J-TEX Corporation has advised the Company that expansion plans and services should be implemented this summer, however J-TEX has advised the Company of further delays until November-December, 2003. J-TEX has further advised that it has numerous wells it wishes to utilize the Company's technology to treat. Initial training for J-TEX has been imparted, and as new J-TEX personnel are added, additional training of the new staff will be required. The Company is also exploring the possibility of Ecuador training by J-TEX staff/associates.

On February 6, 2003, the Company announced a Joint Venture with NEW Energy Co., LLC, "NEC" a Wyoming Company. Under the agreement Geotec was to utilize its technology to treat 2000 Coal Bed Methane wells over the next four years. NEC has under contract and owns over 70,000 acres of Coal Bed Methane leases in Sheridan County, Wyoming in the coal rich Powder River Basin, one of the areas of highest concentrations of coal reserves in the U.S. NEC has estimates of recoverable reserves of 2.3 trillion cubic feet (tcf) of CBM from the full development of the properties. Based upon current average index gas pricing, the estimated total discounted future revenues for the projects working interest are $4.3 billion. As of the date of the contract, 38 wells have been or were at various stages of completion. Most, or all of these wells, according to NEC, will be capped, and new wells drilled and completed with Geotec's process to maximize the dewatering process and increase methane gas production. Spacing for each well pad is 80 acres per pad. Further, the initial plan was to drill two wells per pad, however those plans have changed to a single well per pad. The amount of coalbed methane seams to be treated has not changed, which has also not altered the anticipated income from this project, which was anticipated to exceed $50 million over 5 years, for only this acreage. The company understands that NEC has financial commitments to fund the cost of this project estimated at $800 million. This project is in an area where success rates typically approach 100% due to the nature of the reservoir and production mechanisms. NEC has agreed to provide capital for initial operations and generator costs in the second quarter of 2003, with a view to treat wells this coming summer. NEC plans to drill an average of 10 wells simultaneously being drilled and completed, with the dewatering process to take 12-14 months before methane gas production. In April, 2003, NEC advised the Company that NEC has committed funds to drill/treat and equip wells equal to $100 Million. Previously, NEC had advised that funds would be available to the Company, on or about May 1, 2003 to purchase generators for treatment of NEC's wells this summer. As of this filing, the Company has been advised that funds will be available the early part of

December, 2003, according to communications from NEC. Some interim capital may be, and is expected to be available and NEC management is positive regarding capitalization prior to the end of this year, however exact timing and the dollar amount of these funds, have not been disclosed to the Company, by NEC.

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

On August 20, 2002, the Company announced a Joint Venture with Sierra Corporation, whereby Sierra will initially pay $1 Million for Geotec's services. The scope of the services includes; well evaluation for acquisition, well enhancement design and implementation of Geotec's gas generator technology to determine which wells will be acquired by Sierra for treatment by Geotec's process. Geotec will treat the acquired wells on a fee for service basis, subsequent to Sierra's acquisition to increase the production or asset value of each property. Under the agreement, gas generators will be reserved for Sierra, as payments are made by Sierra. The first payment was received by Geotec from the Sierra financing party. Sierra has funding arrangements executed, which provides $250,000 initially, and an additional $2 Million shortly thereafter from a substantial Geotec investor. Further, the Sierra funding agreement is outlined to establish banking credit lines equal to an additional $10 Million. As of this report, Sierra has been funded for the initial $250,000, however further funding has not been closed. Several opportunities are pending, according to advice by Sierra. Sierra has the first right of refusal for treatment of their wells, concurrent with J-TEX, if they purchase a minimum of 100 gas generators for treatment in the first year of their contract with the Company. Principals of Geotec own a minority position in Sierra.

As of this filing, Sierra is in the process of seeking capital to enable progress to be made by Sierra relative to its funding and acquisition of wells for treatment by the Company. The Company is prepared to treat wells owned by Sierra.

On January 27, 2003, the Company announced the engagement of Capital Group International (CGI). Capital Group International intends to raise a minimum of $52 Million in debt/equity for joint ventures with associated companies utilizing the Company's unique services. Geotec's technology will be utilized to improve the yields and productivity (asset value) of oil and gas wells. Capital Group International will also develop the Company's capital strategies on a non-exclusive basis. These funds, when raised can be used for an independent company (New Well Company, a company yet to be formed) or for Sierra, or other joint ventures that may be in discussion or negotiation with the Company throughout 2003. No funds have yet been raised, however a commitment has been made that is being investigated by the Company, with the proper due diligence to be pursued by management and discussions with the investor group. As of this filing, the Company is seeking proof of funding capability from the entity that has committed funds.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, and initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,428,295).

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

Revenue for the three and nine months ended September 30, 2003 and 2002 was $0. Well treatments/gas generator purchases are expected in the last quarter of 2003.

General and administrative expenses decreased from $190,471 for the three months ended September 30, 2002 to $150,778 for the three months ended September 30, 2003, a decrease of $39,639. General and administrative expenses decreased from $541,312 for the nine months ended September 30, 2002 to $481,002 for the nine months ended September 30, 2003, a decrease of $60,310. The decrease was due to a reduction in staff and professional fees. The Company has significantly cut back on expenses while it seeks additional financing.

Stock compensation expense was $2,850 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2003 Stock compensation expense was $138,850 for the nine months ended September 30, 2002 compared to $13,750 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the Company issued 125,000 common stock options exercisable at $.15 per share to a consultant valued at $13,750.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, the Company sold a total of 1,050,00 shares of common stock for gross proceeds of $16,000. During the nine months ending September 30, 2003 the Company borrowed a total of $55,350 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and payable upon demand. No demand has been made. The Company issued 2,103,213 shares of common stock to retire $315,223 of short-term debt

In November 2003 the Company issued 1,200,000 shares of common stock to retire $204,000 of short term debt and accrued interest.

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

On July 28, 2003, the Securities and Exchange Commission commenced a civil action against American Financial Group now includes its Chairman and CEO in an $87 million stock fraud. American Financial Group was one of the companies allegedly reporting information regarding Geotec stock loans and default to international investors, that were false.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by item 601 of Regulation S-B

    31.1 Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GEOTEC THERMAL GENERATORS, INC.


DATE: November 13, 2003                      By: /s/ Daniel Pepe
                                                 President and COB




In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



DATE: November 13, 2003                      By: /s/ Daniel Pepe
                                                 President and COB


DATE: November 13, 2003                      By: /s/ W. Richard Lueck
                                                 CEO, Secretary and Treasurer
                                                 Principal Executive, Accounting
                                                 and Financial Officer