Form 10KSB
period 2003-12-31
GEOTEC THERMAL GENERATORS INC
filed 2004-04-14
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2003

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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 2003 $0

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004, computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $.65: $24,038,119

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 31, 2004, was 36,981,723.

Transitional Small Business Disclosure Format (check one): Yes No X

                                TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------

Forward-Looking Statements

PART I.

Item 1.    Description of Business                                     3

Item 2.    Description of Property                                     8

Item 3.    Legal Proceedings                                           9

Item 4.    Submission of Matters to a Vote of Security Holders        11

PART II.

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                    11

Item 6.    Management's Discussion and Analysis or Plan of
           Operation                                                  12

Item 7.    Financial Statements                                       14

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                        15

Item 8A.   Controls and Procedures                                    15

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange     15
           Act

Item 10.   Executive Compensation                                     20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management And Related Stockholder Matters                 22

Item 12.   Certain Relationships and Related Transactions             23

Item 13.   Exhibits, List and Reports on Form 8-K                     23

Item 14.   Principal Accountant Fees and Services                     23

Signatures                                                            24

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

1. General

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432. The telephone number is
(561)447-7370, the fax number (561)447-7371 and the e-mail address is rlueck@mindspring.com. The Company has executed an agreement to acquire TelcoEnergy Corporation on March 1, 2004. The acquisition agreement has a provision for the implementation of an operating agreement, which was executed on March 9, 2004, in which TelcoEnergy will operate the Company until the completion of the acquisition. Pending the completion of the merger, TelcoEnergy would have 80% control of the Company.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 35.00 as of December 2003. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The Company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November, 2001. While the company did not meet the minimum order quantities in years one and two to retain exclusivity, FR&PC Altai has not granted any licenses to other commercial suppliers. Company management is working to reconfirm with FR&PC Altai the terms and exclusivity of the agreement. FR&PC Altai has not notified the Company of the loss of exclusivity.

2. Background

FR&PC ALTAI, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm developed the Generators(TM) in the 1970's Prior to 1986, ALTAI tested the Generator(TM) technology on 6500 wells. Since 1986, the Generators(TM) have been used for commercial production for 30,000 wells. The technology has been enhanced on a continuing basis. Currently the Generators
(TM) are suitable for geological conditions to depths below 22,000 feet. The current model, PGDBK Generator, has been activated in more than 30,000 wells. In the Tyumen oil basin in Russia, the Generator(TM) use yielded an additional extraction of 295 million tons of oil.

Using the Generators(TM) in the Aktyubiinsk region, several oil wells that had been considered to be "exhausted", have been revived, with their capacity greatly increased. The additional extraction from the successfully treated wells has averaged 12,000 barrels of oil per year/per well. Once an existing well is treated, the service benefits can last from several months to several years, depending on the geological characteristics of the area, and technical characteristics at the site.

3. Generator(TM) Technology/Applications

PGDBK Gas Generators(TM) perform an advanced well stimulation process designed to increase oil and natural gas output. The technology has been proven to be safe and effective throughout regions of Asia and Eastern Europe. Compared to similar services, such as hydraulic fracturing or acidizing, the Generators(TM) are more effective and safe, and less costly. The Generators(TM) were developed utilizing a method of bed fracture with the pressure of a solid, pulsating propellant charge. The Generators(TM) do not contain explosives and a combustion blast does not occur, which is important for governmental safety and environmental considerations.

Customers suited for using the Generators(TM) are sites with high pressure, oil-rich levels where filtration properties of the local rock formation/structure have undergone irreversible changes, thereby causing the well to become non-producing or inactive. More than twenty-five years of Russian service experience has provided the Company with data that verifies that the Generators(TM) utilize a process which is a clean, safe, economical and environmentally-sound procedure which is capable of creating the rebirth of non-producing wells. The Generators(TM) do not require any pumps or other compressor-type machinery. As a result, the Generators(TM) are ideal for regions/sites which are difficult to access due to certain geological properties and characteristics.

The reduced cost to operators is favorable when compared to conventional hydraulic fracturing methods. The procedure is relatively simple, and easily handled by small teams. The entire Generator (TM) treatment process for a single treatment can be completed in less than one day. This will enable higher throughput of well treatments, particularly for multiple zone treatments, which can be characteristic of coalbed methane wells.

4. Patents and Trademarks

The Company believes that the technology and resulting processes and methods developed by FR&PC ALTAI have not been discovered/utilized by any other competitors on an international basis. As such, the Company has filed US and international patents on several composite materials, and on the use characteristics of the Generators(TM) for oil, gas and water wells. In addition, confidential and proprietary information owned by the Company, has been protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will and do protect both the Company and the Generator(TM) registered names. The U.S. Patent office advised the Company's Patent Counsel in 2002, that of the 37 claims, 22 of the claims have been clarified to the patent office, filed in March, 2003

5. Vendors, Suppliers, Distributors, Customers

The Company's exclusive Gas Generators(TM) Development Agreement with FR&PC ALTAI, includes a long-term Technology Agreement. The latter was initiated in July 2000, with the first export license delivered to and accepted by the Company in, November, 2001. This agreement has a ten-year term, with a ten-year renewal option.

The Company estimates that eighty percent (80%) of the stripper wells in the US and Canada are candidates to be successfully treated with the Generator (TM) process.

The first 60 generators were received in the Company's US warehouse in the spring of 2000. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators were required to be ordered in the first two years for the Company to retain its exclusivity. This is to be followed with a minimum order of 500 units per year, in the subsequent eight years. While the company did not meet the minimum order quantities in years one and two to retain exclusivity, FR&PC Altai has not granted any licenses to other commercial suppliers. Company management is working to reconfirm with FR&PC Altai the terms and exclusivity of the agreement. The Company has not fulfilled its contractual requirement to retain its exclusivity, and FR&PC Altai has not notified the Company of the loss of exclusivity. The Company has been unable to raise capital to purchase generators and market its products. The Company has only been able to borrow funds for minimal operations.



6. The Market: Target Customers and Marketing Strategy

There are 2.9 million oil and gas wells in North America and 2.5 million wells in Central and South America. There are over 2 million wells in China. The Company believes a substantial portion of these wells, and similar wells in other regions, can benefit from stimulation with the PGDBK Generators(TM). Further, FR&PC ALTAI has determined an average success rate of 70% for oil wells and 90% for gas wells.

The Company will be focusing first on those properties owned and operated by TelcoEnergy in the United States, China and Russia.

Short Term Strategy

The Company executed its agreement to acquire TelcoEnergy on March 1, 2004. In addition, the Company will focus on its own properties simultaneously, where joint venture partner is able to complete its operations and funding to enable well treatment.

The Company strategy is to complete the acquisition of TelcoEnergy Corporation, and integrate its corporate services and technology within the Advanced Technologies Group of TelcoEnergy.

TelcoEnergy Corporation is an international energy company intent upon acquiring and developing its conventional oil and gas reserves. TelcoEnergy is also focused on developing alternative fuels and resource extraction technologies. The Company specializes in the production of non-conventional coal bed methane
(CBM). Our goal is to become an integrated "well to wheels" energy company by expanding into the processing of methane into methanol and marketing reformulated and alternative fuels for use in vehicles in the US and overseas. TelcoEnergy is utilizing wholly owned technology, joint ventures and strategic alliances to accomplish its corporate growth and international expansion.

TelcoEnergy Corporation is operated from three groups, TelcoEnergy - Advanced Technologies Group; TelcoEnergy - Production Group which is comprised of TelcoEnergy U.S. Production Group and TelcoEnergy - Overseas Production Group and TelcoEnergy - Alternative Fuels Group.

TelcoEnergy-Advanced Technologies Group will comprise of Geotec Thermal Generators, Inc. and Mach 3 Automotive LLC, which is 50%owned by TelcoEnergy. Mach 3 Automotive Products, LLC, is a 50-50 joint venture with MACH 3 Enterprises, LLC. TelcoEnergy Corporation has just announced the successful development of MACH 3 EcoFuel Saver, as an economical replacement for MTBE and Ethanol in Gasoline. MACH 3 EcoFuel Saver is a revolutionary bulk fuel additive, now registered with the U.S. Environmental Protection Agency (EPA), for use with gasoline and diesel fuel. For more than two decades, Methyl Tertiary Butyl Ether
(MTBE) has been widely used as the standard bulk fuel to boost only gasoline (not diesel fuel) efficiency while reducing engine exhaust pollutants. As of January 1, 2004, MTBE was banned in California. EPA researchers have determined, in recent years that MTBE may contaminate underground water sources with potential toxic and cancer causing effects. Ethanol is currently used to replace MTBE in gasoline only (not diesel fuel), in California, at 10-15% by volume blended with gasoline to replace MBTE. MACH 3 EcoFuel Saver uses only 0.5% by volume, or 30 times less than the requirement for Ethanol. We consider that MACH 3 EcoFuel Saver is the only bulk fuel additive registered with the EPA that is also capable of reducing all categories of exhaust emissions from internal combustion engines fueled by gasoline or diesel while increasing engine power and fuel economy an average of 20%. In addition, in California, the increasing cost of ethanol from shortages may soon force the price of a gallon of regular gasoline to $3.00 and even higher for premium. In addition to the Mach 3 SuperForce distributors in the US, TelcoEnergy plans to market Mach3 EcoFuel Saver and SuperForce through its overseas operations in Russia and China.

TelcoEnergy - Alternative Fuels Group comprises two operations being acquired, 51% of TransGazService and 51% of Neftgaz. TelcoEnergy LPG Distribution will own 51% of TransGazService, a LPG wholesale operator in the Rostov region of Russia. The acquisition agreement states plans to expand the company, to include an LPG storage facility and twenty-five LPG automobile/truck fueling stations. Mach 3 SuperForce will initially be distributed through TransGazService, and its LPG fueling station project. TelcoEnergy has a signed purchase agreement to acquire 51% ownership of Neftegaz. This LPG distribution company owns real estate and a license to build an LPG storage facility to supply TransGazService planned LPG fueling stations in Rostov.

TelcoEnergy - Production coordinates production for the Company in the three countries where TelcoEnergy is most active (US, Russia and China). TelcoEnergy - US Production is managed by its US staff that also advises the Company on its foreign operations. TelcoEnergy operates in New Mexico through the Company's wholly owned subsidiary BC&D Oil and Gas Corp. BC&D is a 12 year old fully equipped and active E&P company developing oil, gas and coal bed methane in the Four Corners area of New Mexico. TelcoEnergy operates in Oklahoma through the company's wholly owned subsidiary TelcoEnergy, LLC, which owns 100% of OGC Pipeline, LLC. OGC has 1,400 miles of pipeline easements and pipelines, which are being reactivated on an as needed basis to develop joint venture oil, gas and coal bed methane projects with local producers in Oklahoma.


TelcoEnergy - Russia has an agreement to acquire 51% of Volgageoresource. Volgageoresource has advised TelcoEnergy Management that it has been awarded, by the Russian Federation, 5 permits to explore 5 hydrocarbon structures in the Saratov Region. (1,037,820 acres or 420 km.sq). TelcoEnergy also has an LOI to acquire a terminaling facility in Russia to export crude and refined products to Rotterdam by barge

TelcoEnergy - China has acquired 100% of Sino-American Energy Inc. (SAEI), a Delaware Corporation. SAEI is the operating partner in a joint venture with the Jin Cheng Coal Bureau to develop clean burning, high BTU Coal Bed Methane Gas
(CBM) from the local partner's coal reserves, in the Shanxi Province of China. Jin Cheng is the second largest coal company in all of China. The Jin Cheng joint venture is currently completing 30 wells as part of a 300 well developmental program. As the operator of the project, TelcoEnergy is planning to utilize the Geotec recovery technology to further enhance the extraction of the gas from the project.

Long Term Strategy

The Company plans to continue acquisitions, as TelcoEnergy, for long term growth, as well as develop its own reserves.

The Company will also continue to develop and patent advanced technology and processes in the energy sector. These have included:


a. Filed for patent, the case-less gas generator, which can be custom fitted to the oil producing zone height at the well site
b. Filed for patent, the length between and sequence of the gas igniters, as well as their location inside the propellant
c. Filed for patent, the pressure sequence of gases as produced by location of the gas igniters
d. Emphasized the proprietary nature of the gas propellant materials, and their method of production
e. Filed for patent, the use of the Generators(TM) in several different forms with several well whole temperatures and conditions
f. Patent filing preparation for the Mach 3 Eco Fuel Saver.


7. Competition

Several companies have been involved or are currently involved in each of the lines of business that the combined Geotec/TelcoEnergy ecosystem includes:
Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company and other oil, natural gas, and coalbed methane exploration and production companies.

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

As stated above, the Company's strategy in all countries, including China and Russia, is to work in close partnership with industry and government teams to ensure maximum business efficiency and rapid time to market for our products.

Oil Industry Regulations

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

ITEM 2. DESCRIPTION OF PROPERTIES

PROPERTIES

The Company currently leases facilities consisting of approximately 2,700 square feet of office space in Boca Raton, Florida, pursuant to a five year lease, with initial monthly base rental amount of $6,148, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services and electricity. The Company also leases a storage facility for its gas generators, which is centrally located in the oil/gas producing states. From this location, the Company can readily ship its generators throughout North America. Geotec/TelcoEnergy Corporation, now has expanding operations in Russia, China, South America and the United States. TelcoEnergy also has offices within the business operations outlined above, in New Mexico, Oklahoma, California, Russia and China.

ITEM 3. LEGAL PROCEEDINGS

There were two legal proceedings the Company was involved with prior to, and during 2003, as specified below, however, the Company has resolved all legal proceedings and no legal proceedings are anticipated.

The Company filed, in Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, a lawsuit alleging fraud, extortion and civil RICO against UltraDiamond Technologies, Inc., a Massachusetts Company, and its principals, Wayne Snow, Joseph Russo, individually, case no 01--7516D.

UltraDiamond, and its two principals, Joe Russo and Wayne Snow along with Dan Pepe, Geotec's President with FR & PC Altai's diamond powder starting on or about 1995 and 1996, and UltraDiamond has/had a distribution agreement for the diamond powder which is in dispute between the parties. Geotec received notice from UltraDiamond's attorney, in early 2001, that the Company is distributing diamond powder, which Geotec responded was not the case, and that it had no interest in distributing Altai's diamond powder. Further, UltraDiamond asserted that Dan Pepe, the Company's former Chairman and President, directed the opportunity for the Company's generators away from UltraDiamond, and that UltraDiamond had a first right of refusal for all of Altai's 100+ technologies. Altai, firmly denied that UltraDiamond had any distribution, at any time, for any of its technologies, other than for the diamond powder and diamond related products. Further, to the best of the Company's knowledge, UltraDiamond technologies has no full time employees, and Wayne Snow is a full time accountant, and Joe Russo is a food salesman, and they are UltraDiamond's only employees. The Company believes that on or about February, 2001 that Altai, clarified its termination of UltraDiamond, even though, through discovery it appears, in general reading that UltraDiamond's only written contract terminated in 1995, and was renewed until December 31, 1996, when it also terminated. No other documents have been received by Geotec that makes any assertion, in the Company's opinion, that UltraDiamond had any rights, at any time, except for diamond powder and related diamond products. In communications with Altai, they believe that UltraDiamond filed its suit against Dan Pepe, to recover their distribution of the diamond powder such that their revenue could continue, without full payment to Altai, as stated by Altai, for the inventory of the diamond powder.

On or about April, 2001, following these events, UltraDiamond filed a lawsuit against Dan Pepe, , the Company's former President, alleging that Mr. Pepe, interfered with the relationship of UltraDiamond and Altai, and sought to recover unspecified damages from Dan Pepe. Following these events, Joe Russo contacted Dan Pepe for a settlement, and communications occurred also with W. Richard Lueck, the Company's CEO regarding UltraDiamond and its principles demands, which included 6,000,000 shares of the Company's common stock, $200,000 in cash, 5% royalty of all the Company's sales, the sale or distribution of the diamond powder by the Company for a 5% royalty on all sales to UltraDiamond, and a seat on Geotec's board of directors. Through several conversations and communications with UltraDiamond, its legal counsel and Joseph Russo, they made it clear that they were also going to file a lawsuit against the Company, if settlement was not offered by the Company..

The Company filed a torturous interference, fraud and RICO lawsuit, as a result of these actions. Further, in Massachusetts US court, FR & PC Altai has also filed for alleged fraud, torturous interference and improper conveyance, including non-payment of contractual funds to Altai and return of UltraDiamond's inventory, which Altai alleges that it has not been paid for.

On, September 12, 2002, a 12 person jury in the United States District Court for the District of Massachusetts returned a defendant's verdict in favor of Daniel Pepe, one of Geotec's founders and its current president, upon a claim that the

Company's technology had been a corporate opportunity of another U.S. company for which Mr. Pepe had worked, and that Mr. Pepe had wrongfully misappropriated and taken that opportunity away with him. The name of the case was "UltraDiamond Technologies, Inc. vs. Daniel Pepe, Civil Action No. 01-10774WGY." The misappropriation of corporate opportunity claim against Mr. Pepe went to the jury on two theories: breach of fiduciary duty; and tortuous interference with advantageous business relations. The jury found for Mr. Pepe on both theories. Two other claims against Mr. Pepe - (1) that he had taken confidential information away from UltraDiamond and (2) that he had engaged in unfair trade practices prohibited by a Massachusetts statute - did not even reach the jury because they were thrown out by the trial judge as completely unsupported by the evidence. Prior to trial UltraDiamond had made a settlement demand of $250,000.00, 6.5 Million the Company's Common Shares, and a 3% royalty of all the Company's sales. The verdict in favor of Mr. Pepe means that UltraDiamond receives nothing and that Mr. Pepe legally acquired the thermal generator technology for the Company.

UltraDiamond subsequently filed for a new trial, which was denied on November 6, 2002. And further, UltraDiamond filed an appeal, which, if won by UltraDiamond would create a new trial. UltraDiamond subsequently dropped its appeal against Mr. Pepe in July, 2003.

FR & PC Altai filed in Massachusetts US Court for a Summary judgment against UltraDiamond, in March, 2003.

FR & PC Altai subsequently settled its case with UltraDiamond in December, 2003.

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

NONE



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

   Period                                       High             Low


2002
First Quarter                                  $.55          $ .13
Second Quarter                                 $.34          $ .13
Third Quarter                                  $.24          $ .07
Fourth Quarter                                 $.20          $ .05

2003
First Quarter                                  $ .40          $ .08
Second Quarter                                 $ .34          $ .18
Third Quarter                                  $ .28          $ .16
Fourth Quarter                                 $ .20          $ .11

2004
First Quarter                                  $1.23          $ .11

The Company believes that as of December 31, 2003, there were approximately 83 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 400 beneficial and round lot holders of the Company's Common Stock.

Dividend Policy


The Company has not paid any cash dividends on its Common Stock and currently does not expect to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

Recent Sales of Unregistered Securities

In January 2003, the Company completed a private placement of 1,050,000 shares of common stock for net proceeds of $16,000.

During the year ended 2003 the Company converted $495,232 of debt due to the Investment trust into 3,303,213 shares of common stock valued at $.15 per share which were the fair market value on the date of issuance.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

GENERAL

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

We are an oil and gas technology fracturing company with technology derived from the Russian Federation, exclusive for use in North, South and Central America. All the effort, to date, for the period ending December 31, 2003, resulted in no revenues, while waiting on the non performance of our past joint venture partners.

We have found a new opportunity in TelcoEnergy Corporation, which we are in the process of acquiring for approximately 80% of our company. We will have to file a proxy to increase the authorized shares to complete this transaction.

We believe that TelcoEnergy Corporation and its contracts, joint ventures, and acquisitions will be the leading component of our Company, and that the fracturing company will be integrated, including our personnel into the total operations of TelcoEnergy Corporation. It is critical to complete this acquisition, in as much as, we will be dependent on the revenue generated from TelcoEnergy products that use our technology for fracturing oil and gas wells, including coalbed methane. We will also be dependent on the funds raised by TelcoEnergy to fund our operations.

Based upon strategic partnerships, joint ventures and projects owned by TelcoEnergy, we would expect to have a significant advantage over other companies that are just focused on oil field services.

With the addition of TelcoEnergy, we also expect to be permitted by the Russian Federation to incorporate our oil and gas fracturing technology in Russia and China. We expect that TelcoEnergy will have to raise significant capital for the development of their projects. We expect to earn significant fees on the projects owned and operated, or under joint venture with TelcoEnergy, such that TelcoEnergy projects will have largely increased revenues as a result of our oil and gas fracturing technology.

RESULTS OF OPERATIONS

Revenues decreased from $97,500 for the year ended December 31, 2002, to $0 for the year ended December 31, 2003. The Company performed consulting/engineering services, and sold gas generators to one of its joint venture partners during the year ended December 31, 2002. For the year ended December 31, 2003 the Company completed no consulting or engineering agreements.

General and administrative expenses decreased from $724,499 for the year ended December 31, 2002 to $672,922 for the year ended December 31, 2003 a decrease of $51,577. The decreases were due to payroll reductions, and decreased legal and accounting fees.

Stock compensation expense decreased from $176,350 for the year ended December 31, 2002 compared to $13,750 for the year ended December 31, 2003. In Fiscal 2003 the Company issued common stock options to a consultant valued at $13,750.

For the year ended December 31, 2003 the Company recorded a gain on retirement of accounts payable of approximately $48,000. This resulted from the settlement of several old payables for a lessor amount then was previously recorded.

Interest expense for the year ended December 31, 2002 was $116,572 compared to $69,366 for the year ended December 31, 2003 a decrease of $47,206. The decrease is due to the Company's decrease in borrowings.


LIQUIDITY AND CAPITAL RESOURCES


In January 2003, the Company completed a private placement of 1,050,000 shares of common stock for net proceeds of $16,000.

During the year ended 2003, the Company converted $495,232 of debt due to the Investment trust into 3,303,213 shares of common stock valued at $.15 per share. The Company's also borrowed an additional $100,577 for the Investment Trust.

The report of the independent auditors on the Company's financial statements as of December 31, 2003, contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($7,591,697). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells. The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management. If the Company does not obtain additional financing, it will be unable to purchase the minimum amount of generators under its contract with FR&PC ALTAI.

TelcoEnergy and Geotec Management are in the process of attempting to secure financing through several co-managed financing structures.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                F-1

Balance Sheet                                                               F-2

Statements of Operations                                                    F-3

Statement of Stockholders' Deficit                                          F-4

Statements of Cash Flows                                                    F-5

Notes to Financial Statements                                        F-6 - F-11

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Geotec Thermal Generators, Inc.

We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $707,957 and $952,816 for the years ended December 31, 2003 and 2002, respectively. Additionally, the Company had a working capital deficiency of $1,883,862 at December 31, 2003. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.





                                                /S/ Sherb & Co., LLP
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants



New York, New York
April 8, 2004

                       GEOTEC THERMAL GENERATORS, INC.

                                 BALANCE SHEET

                               DECEMBER 31, 2003

                             ASSETS

CURRENT ASSETS:
 Cash                                                    $       271
                                                              ------
    TOTAL CURRENT ASSETS                                         271

PROPERTY AND EQUIPMENT, net                                   11,213

DEPOSIT                                                       16,879
                                                              ------
                                                         $    28,363
                                                              ======

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                        $    85,398
 Accounts payable - related party                             73,338
 Due to officers                                             922,148
 Accrued expenses                                            246,940
 Notes payable                                               556,309
                                                           ---------
    TOTAL CURRENT LIABILITES                               1,884,133
                                                           ---------

STOCKHOLDER'S DEFICIT:
 Common stock, $.001 par value, 50,000,000
  shares authorized; 30,007,865 shares
  issued and outstanding                                      30,008
 Additional paid-in capital                                5,705,919
 Accumulated deficit                                      (7,591,697)
                                                           ---------
    TOTAL STOCKHOLDERS' DEFICIT                           (1,855,770)
                                                           ---------
                                                         $    28,363
                                                           =========







                        See notes to financial statements

                        GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF OPERATIONS


                                                         Years
                                                  Ended December 31,
                                                2003                2002
                                             -------------       -----------

REVENUES                                      $    -             $   97,500

COST OF GOODS SOLD                                 -                 32,895
                                               ---------           ---------
GROSS PROFIT                                       -                 64,605

COSTS AND EXPENSES:
 General and administrative                     672,922             724,499
 Stock compensation expense                      13,750             176,350
                                               ---------           ---------
OPERATING LOSS                                 (686,672)           (836,244)

 Gain on forgiveness of accounts payable         48,081                -
 Interest expense, net                          (69,366)           (116,572)
                                               ---------           ---------
NET LOSS                                      $(707,957)         $ (952,816)
                                               =========           =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - basic and diluted       29,023,463          24,149,008
                                              ==========          ==========

NET LOSS PER SHARE - basic and diluted        $    (0.02)        $    (0.04)
                                               =========          ===========







                        See notes to financial statements

                        GEOTEC THERMAL GENERATORS, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                     Common Stock       Additional
                                   ---------------        Paid-in     Accumulated
                                  Shares      Amount      Capital        Deficit       Total
                                ----------   --------   -----------   ------------   ----------
Balance at December 31, 2001    22,206,108   $ 22,206   $ 4,337,326   $ (5,930,924) $(1,571,392)

 Sale of common stock              553,334        553       165,446           -         165,999
 Shares issued for services        865,000        865       175,485           -         176,350
 Conversion of debt              2,030,210      2,031       507,033           -         509,064
 Net Loss                             -          -             -          (952,816)    (952,816)
                                ----------    -------    ----------    ------------  -----------
Balance at December 31, 2002    25,654,652   $ 25,655   $ 5,185,290   $ (6,883,740) $(1,672,795)

 Sale of common stock            1,050,000      1,050        14,950           -          16,000
 Options issued for services          -          -           13,750           -          13,750
 Conversion of debt              3,303,213      3,303       491,929           -         495,232
 Net Loss                             -          -             -          (707,957)    (707,957)
                                ----------    -------    ----------    ------------  -----------
Balance at December 31, 2003    30,007,865   $ 30,008   $ 5,705,919   $ (7,591,697) $(1,855,770)
                                ==========    =======    ==========    ===========   ===========






                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS



                                                         Years
                                                  Ended December 31,
                                                2003                2002
                                             -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $  (707,957)        $ (952,816)
                                               -----------         ----------
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                    4,613             15,284
   Write-off of inventories                        12,636             12,634
   Gain on forgiveness of accounts payable        (48,081)              -
   Stock options issued for compensation           13,750               -
   Stock issued for compensation                     -               176,350

 Changes in assets and liabilities:
   Other assets                                      -                13,687
   Accounts payable - related party                35,735               -
   Accrued expenses                               195,984               -
   Accounts payable                                 2,555            561,203
                                               ----------          ---------
NET CASH USED IN OPERATING ACTIVITIES            (490,765)          (173,658)
                                               ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due from officers,net                            374,309            (78,851)
 Proceeds from issuance of debt                   100,577             81,301
 Proceeds from issuance of common stock            16,000            165,999
                                               ----------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         490,886            168,449
                                               ----------          ---------
NET INCREASE (DECREASE) IN CASH                       121             (5,209)

CASH, beginning of year                               150              5,359
                                               ----------          ---------
CASH, end of year                             $       271         $      150
                                               ==========          =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

 Conversion of debt to common stock           $   495,232         $  509,064
                                               ==========          =========
Cash paid for:
 Interest                                     $      -            $     -
                                               ==========          =========
 Income Taxes                                 $      -            $     -
                                               ==========          =========



                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

Geotec Thermal Generators, Inc. ("Geotec" or the "Company") was incorporated on February 2, 1998, in the state of Florida.

The Company intends to commercialize the Russian Federation's technology for secondary oil and gas recovery in North, Central and South America. The technology has been used on approximately 30,000 Russian wells to date. The Company was formed to complete the initial development contract, which was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long-term exclusive contract for the geographic area as mentioned above.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The Company has incurred operating losses of $707,957 and $952,816 for the years ended December 31, 2003 and 2002. There is also a working capital deficiency of $1,883,862 at December 31, 2003. No assurances exist that the Company will not encounter substantial delays and expenses related to the financing of its completion of its product development and marketing efforts. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company.

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

E. Stock based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

F. Income taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

G. Net loss per share - - The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


H. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

I. Recent accounting pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.


3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2003




          Furniture and Fixtures          5 Years       $     33,990
          Data processing equipment       3 Years             30,931
                                                        -------------
                                                              64,921
          Less: accumulated depreciation                     (53,708)
                                                        -------------
                                                        $     11,213
                                                        =============


4. DUE TO OFFICERS

The Company has accrued unpaid wages to two of its officers. As of December 31, 2003, the amount of these accruals was $922,148.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


5. NOTES PAYABLE

The Company borrowed a total of $1,041,541 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. The Company also borrowed an additional $10,000 from an additional investor. The note bears interest at a rate of 50% per annum and is payable upon demand, this note has been subsequently converted into shares of the Company's common stock in February 2004. During the year ended 2003 the Company converted $495,232 of debt due to the Investment trust into 3.303,213 shares of common stock valued at $.15 per share, the fair market value at the date of issuance. The Company's notes payable totaled $556,309 at December 31, 2003.

8. COMMON STOCK

The Company completed a private placement of 1,050,000 shares of common stock for net proceeds of $16,000.

During the year ended 2003, the Company converted $495,232 of debt due to the Investment trust into 3,303,213 shares of common stock valued at $.15 per share.

During the year ended December 31, 2003, the Company issued 1,375,000 common stock options to 5 employees with a price $.15 per share, which was the stock price on the day of issuance. The Company also issued 125,000 common stock options with an exercise price of $.15 to a consultant, which was the share price on the day of issuance. The Company incurred an expense of $13,750 as a result of these options as per a Black Scholes valuation.

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

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:



                                       Years ended December 31,
                                 ------------------------------------
                                        2003               2002
                                 -----------------  -----------------

Tax benefit computed
  at statutory rate               $       (240,705) $     (323,957)

Permanent difference                             -          47,889

State income taxes                         (24,778)        (31,653)

Losses for which no tax
  benefit utilized                         265,483         307,721
                                  ----------------- -----------------

Net income tax benefit            $              -  $            -
                                  ================= =================
The Company has a net operating loss carry forward for tax purposes totaling approximately $4,308,000 at December 31, 2003 expiring between the years 2014 and 2023.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


Listed below are the tax effects of the items related to the Company's net tax liability:



                                   December 31, 2003
                                  ------------------
Tax benefit of net
operating loss carry forward       $  1,616,000

Tax benefits of accruals                346,000

 Valuation Allowance                 (1,962,000)
                                     ------------

                                   $       -
                                     =============

10. COMMITMENTS

In December 1999, the Company entered into a five-year lease for office space commencing April 2000.

Future minimum rental payments under the non-cancelable operating lease are as follows:

                                                 Year ended December 31,


                        2004                              $ 71,516
                        Thereafter                           5,974
                                                   -----------------
                                                          $ 77,490
                                                   =================

Rent expense for the years ended December 31 2003 and 2002 was approximately $73,000 and $75,000 respectively.

The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period, beginning with the acceptance of the technology and the receipt of the Russian export license, which was received in November, 2001. A total of 1,000 generators are required to be ordered in the first two years from receipt of the export license, with a minimum of 500 units per year in the subsequent eight years for the Company to retain its exclusivity. The Company is obligated to purchase approximately $4,500,000 of generators over the next three years subsequent to the initial 2-year period. As of December 31, 2003, the Company has not received any notice of default on the license of its technology.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. STOCK OPTIONS

Stock option transactions were as follows:


                                                      Weighted Average
            Number of options          Shares          Exercise Price
----------------------------------- -------------     ----------------

Balance December 31, 2001                625,000      $          3.64
Granted                                     -
Exercised                                   -
Forfeited                                   -
                                    -------------     ----------------
Balance December 31, 2002                625,000      $          3.64

Granted                                1,500,000                  .15
Exercised                                   -
Forfeited                                   -
                                    -------------     ----------------
Balance December 31, 2003              2,125,000      $          1.18
                                    =============     ================

The following options were outstanding at December 31, 2003:



    Range of        Outstanding     Weighted Average    Exercisable    Weighted Average     Remaining
 Exercise Price       Options        Exercise Price       Options       Exercise Price    Life (Years)
----------------- ---------------- ------------------- -------------- ------------------- --------------
  $2.00-$5.00         275,000                  $4.36          275,000           $4.36               1
  $1.50-$4.00         350,000                  $3.07          350,000           $3.07               2
  $0.15             1,500,000                  $0.15        1,500,000           $0.15               3

The following disclosure is for awards of stock based compensation for the year ended December 31, 2003:

Net loss, as reported                                         $  (707,957)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards          (213,228)
                                                               -----------
Pro forma net loss                                            $  (921,185)
                                                               ===========

Loss per share:
  Basic and diluted - as reported                             $     (0.02)
                                                               ===========
  Basic and diluted - pro forma                               $     (0.03)
                                                               ===========

The Company has valued interim stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.00%, volatility of 175%, an estimated life of three years, and dividend yield of 0%.

12. SUBSEQUENT EVENTS

In February 2004, the Investment Trust converted $425,557 of debt and accrued interest into 2,400,000 shares of common stock.

In February 2004, a consultant exercised common stock options resulting in the issuance of 105,867 shares of common stock

In February 2004, the Companies former President converted $200,000 of accrued wages due to him into 930,223 shares of common stock.

In February 2004, the Company converted a $10,000 note payable and $12,274 of accrued interest into 40,000 shares of common stock. The value of those shares on the date of issuance was $15,000.

The Company has executed an agreement to acquire TelcoEnergy Corporation on March 1, 2004. The acquisition agreement has a provision for the implementation of an operating agreement, which was executed on March 9, 2004, in which TelcoEnergy will operate the Company until the completion of the acquisition

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

           As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2003, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There has been no significant changes in our company's internal controls or in other factors, which could significantly affect internal control subsequent to the date we carried out our evaluation.

         Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President as appropriate, to allow timely decisions regarding required disclosure.


                                    PART III

ITEM 9. MANAGEMENT

                                   MANAGEMENT

The following table sets forth certain information concerning the current directors of the Company and the executive officers of the Company:

                                   MANAGEMENT
The officers and directors of the Company are as follows:

Name                                Age        Position
--------------------------------------------------------------------------------

Peter Knollenberg                   54         President and Chairman

W. Richard Lueck                    54         Chief Executive Officer,
                                               Chief Financial Officer/Director
                                               Secretary/Treasurer

The following is a brief description of the business background of the directors/key employees of the Company.

Peter Knollenberg - Chairman & President. Peter Knollenberg has 20 years of experience in the oil and gas industry. He became Chairman of the Board and acting President of GEOTEC as of March 1, 2004. He also serves as Director and President of TelcoEnergy which was incorporated in September of 2002. TelcoEnergy is an international integrated oil and gas company. From 2000 to present Mr. Knollenberg has been President and Director of Venture Planning, Inc. which is the largest shareholder of TelcoEnergy. Venture Planning is a holding company for primarily energy related businesses. From 1999 to present Mr. Knollenberg has been the Manager of OGC Pipeline, LLC. From 1994 to Present Mr. Knollenberg has been an independent oil and gas producer. He first started working in the energy sector in 1980 for Fuel Oil Supply and Terminaling, Inc., (FOSTI) as its International Manager. Mr. Knollenberg received his secondary education in Europe and graduated with a BFA from New York University in 1973. He holds a Certificate of Special Studies in Administration and Management from Harvard. Mr. Knollenberg is married with two children and active in sports and exploration.

W. Richard Lueck has been the Chief Executive Officer, Secretary and a Director for the Company since its inception in 1998. Mr. Lueck has accumulated over 25 years of experience in financing, building, and managing of several biomedical companies, with jobs and duties covering executive management, marketing, technology acquisition, quality control and operations. Mr. Lueck also currently holds the positions of Chief Executive Officer and Director for NanoBlox, Inc. and NanoBioBlox, Inc. (Formerly NanoBlox, MicroElectronics Division, Inc.)which is expected to coordinate substantial efforts in specific energy fields for Geotec/TelcoEnergy. Mr. Lueck will spend substantial synergistic efforts on behalf of the FR & PC Altai technologies, where he has previously been responsible for the capitalization structure and obtaining financing for both high-growth companies. Mr. Lueck is also Director and Executive Vice President of Rotary Concepts, a multi-fueled engine prototype company.

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

Albert O. Banahene has been the Company's Chief Petroleum Engineer since September 1999. His petroleum industry experience spans three continents; North America, Europe and Africa. Practical experience includes reservoir engineering studies, reservoir simulation, well test analysis, production optimization, production forecasting, and oil/gas property evaluation.

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


The following is a list of TelcoEnergy's key management team: (Officer and Directors of the combined companies will be filed with the Securities and Exchange Commission [SEC], though a subsequent 8Ka filing detailing the combining of personnel and financials)

Philip Ruggieri, Executive Vice President of Finance and CFO. Mr. Ruggieri has over 25 years experience with the IBM Corporation. Mr. Ruggieri is also a Managing Partner in the Bretton Woods Group, with primary business development focus on China. From 2000 through 2002, Mr. Ruggieri was a partner in the venture firm, Windcrest Partners. From 1975 through 2000, Mr. Ruggieri worked at IBM Corporation. While there he held many executive and international positions, including: 1999-2000 Director of Global Solutions-Digital Media. This team had worldwide development, marketing and sales responsibility for IBM digital media solutions; 1998-2000 - Director of Sales Operations-Communications Sector. This unit had wordwide sales responsibility for IBM's complete product line; 1994-1998 - Director of Finance and Planning-Global Telecommunications and Media Industries; 1991-1994 - IBM Florida CFO; 1989-1990 - Manager of Resource/Restructuring; 1988-1989 - Manager of Global Technology Products Planning; 1984-1987 - Manager of International Tax Programs; 1983-1984 Manager of Pricing/Europe. Prior to 1983, Mr. Ruggieri held a number of management and staff positions in finance, planning and operations.Mr. Ruggieri is a member of the Board of Special Olympics. He is a previous board member of PGA Interactive and NHL Cyber Enterprises. Mr. Ruggieri received his B.S. from Fordham University, concentration in Finance.


Dean W. Crowell, Senior Vice President- Strategic Planning Mr. Crowell has extensive experience in the development of natural resources, energy and telecommunications projects both in the US and internationally, especially in Russia and China. Mr. Crowell has worked on all forms of natural resources projects, including precious and base metals mining, power facility development and permitting, and energy resource recovery, including the acquisition and development of coalbed methane properties in both the US, Europe and Asia. From 1999 through 2003, Mr. Crowell served as president of First Telecom China Holdings Limited, a privately held international holding company providing various telecommunications services and infra-structure products principally in China and elsewhere in Asia. Previously, Mr. Crowell was in the private practice of law for 23 years. From 1992 through 1999, Mr. Crowell was a partner in a major international working in its Washington D.C., Paris and Moscow offices. From 1984 to 1992, Mr. Crowell was a partner in a Denver-based law firm where he specialized in the representation of mining and energy companies. Mr. Crowell served as a law clerk to Justice Donald E. Kelley of the Colorado Supreme Court in 1975. Mr. Crowell obtained a B.A. in 1971 from the University of Colorado and a J.D from the University of California, Hastings College of Law in 1974.

James L. Vandeberg, Vice President and Corporate Counsel, Mr. Vandeberg was previously general counsel and secretary of two New York Stock Exchange companies, Carter Hawley Stores, Inc. and Denny's Inc. In this capacity while at Carter Hawley Hale Stores, he managed the defense of two hostile take-over bids, restructured the company into two publicly held companies and facilitated a tender offer for creditor claims while in a chapter 11 reorganization. While in private practice, Mr. Vandeberg has been involved in initial public equity and debt offerings for several companies including Nordstrom. He has also been responsible for the periodic reporting required under the federal securities laws. Mr. Vandeberg graduated cum laude from the University of Washington with a Bachelor of Arts degree in accounting. He received his law degree from New York University School of Law where he was a Root-Tilden Scholar. Mr. Vandeberg is a member and former director of the American Society of Corporate Secretaries. He is also a member of the Washington State Bar Association and the California State Bar Association. In addition, he serves on the Board of Directors of several public companies.


Dennis Y. L. Leung, Senior Vice President of Fuel Processing and General Manager of Mach 3 Automotive Products, LLC. Since 1998, Mr. Leung has been a principal in Mach 3 Technologies Group. Mr. Leung was also the Principal Associate for Lincoln Capital Group, from 1993 through 1998. Mr. Leung was also the Principal at Dennis Leung and Associates Consulting Engineers & Planners from 1976 through 1993. Mr. Leung earned postgraduate degrees at the University of London of D.I.C and M. Sc. B. Sc. (Eng.) at the University of Hong Kong. His professional engineering practice has earned the professional qualifications of M.I. C E., C. Eng and P. Eng


Roman Rozenberg, Managing Director, Russia Mr. Rozenberg was the President and CTO of Machblade Technologies from 2002 to 2004. He was also the President and CTO of Biolink Technologies International from 1998 to 2002. From 1997 to 1998, he served as Managing Director, CIS operations for Baan Company, N.V., a leading Dutch software developer. From 1995 to 1997, Mr. Rozenberg was with Price Waterhouse Coopers from 1995 to 1997 as a Senior Manager where he advised a number of large Russian companies including Gazprom on vast array of business issues. Mr. Rozenberg has 18 years business experience in various fields including telecommunications and energy. Mr. Rozenberg has undergraduate and graduate degrees in Information Systems Engineering, from the Polytechnic University of New York.


Dennis M. Tomes, Managing Director China is an international economist and investment banker with over 20 years experience analyzing international projects, advising U.S. and foreign companies on their international strategies, and assisting companies with their international investment transactions. Mr. Mr. Tomes resides in Beijing and heads an investment development company comprised of a team of successful senior executives in China and the United States. He has acts as investment banker, partner, or agent in the development of selected business opportunities in China.


Donnie Hill - Executive Vice President Of Exploration and Production and
President/CEO of BC&D Oil &Gas Corp. Since April, 1992, Mr.   Hill has been the
President/CEO of BC&D in Hobbs, New Mexico operating in New Mexico, West Texas and Colorado. From May, 1998 until April, 1992, as the Regional Superintendent for American Exploration Company. From December, 1994 until May, 1998, Mr. Hill was the Area Production Superintendent for Kirby Exploration Company of Texas.
From August, 1992 until December, 1984, Mr. Hill was the   Field Superintendent
for Petro-Lewis Corporation. From January 1980 until August 1982, he was the Senior Production Supervisor for Petro-Lewis Corporation. From November, 1974 until January, 1980, Mr. Hill was the Production Foreman Trainee for Petro-Lewis Corporation. Mr. Hill has attended various courses in oil field training and hazardous materials treatments throughout his oil and gas career.

Terry McHendry - Executive Vice President Pipeline Services. Mr. Mchendry worked for Continential Natural Gas, Inc. since March, 1997, as the Manager of Gas Supply, Marketing Services. He also worked for Oneok Gas Marketing in Tulsa, (Fomerly Ward Gas Marketing and Ward Gas Services), as the Director of Gas Supply(Oneok), and the General Manager (Ward) from September, 1987 through March, 1997. Mr. McHendry also worked for Reliance Pipeline as the Senior Gas Supply Representative from October, 1986 until September, 1987. He also worked for Delhi Gas Pipeline Corporation in Oklahoma City, from November, 1985 until October, 1986, as the Gas Contract Administrator. Mr. Mchendry started working for Premier Gas Company/Samson Resources in Tulsa in January, 1984 until November, 1985, as the Gas Contracts/Crude Oil Representative. Mr. McHendry attended classes at the University of Oklahoma, College of Law, Norman Oklahoma and received his BS degree in Accounting from Oklahoma State University, Stillwater, Oklahoma in 1983

During the year ended December 31, 2003 the Company's Board of Directors held meetings and took action by unanimous written consent a total of 23 times.


Corporate Governance Matters

         Audit Committee. The board of directors has not yet established an audit committee, and the functions of the audit committee are currently performed by the entire board of directors. We are under no legal obligation to establish an audit committee and have elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee and obtaining director and officers' liability insurance. We may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

         Board of Directors Independence. Our board of directors consists of two members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors. However, a majority of our directors (i.e., Messrs. Hochstim, Kefalas and McDonald) are "independent" within the meaning of Section 10A-3 of the Securities Exchange Act of 1934 and Nasdaq Marketplace Rule 4200.

         Audit Committee Financial Expert. We do not yet have an audit committee and, therefore, we have no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee who (a) understands generally accepted accounting principles and financial statements, (b) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves, (c) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to the Company's financial statements, (d) understands internal controls over financial reporting and (e) understands audit committee functions.

         Code of Ethics. We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the Code. We have not yet adopted a Code of Ethics, nor are we under any legal obligation to do so. If and to the extent that we adopt a Code of Ethics, we will file a copy of the Code of Ethics with the Securities and Exchange Commission, and will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to the Company at its principal offices. We do not currently maintain a corporate website.

         Nominating Committee. We have not yet established a nominating committee. Our board of directors, sitting as a board, performs the role of a nominating committee. We are not currently subject to any law, rule or regulation requiring that we establish a nominating committee.

         Compensation Committee. We have not yet established a compensation committee. Our board of directors, sitting as a board, performs the role of a compensation committee. We are not currently subject to any law, rule or regulation requiring that we establish a compensation committee.

Compliance with Section 16(a) of the Exchange Act

         Neither our officers, directors nor owners of in excess of 5% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to Daniel Pepe and W. Richard Lueck (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 2003, which was $100,000 or more.



                                                                                      Securities            Other
Name and Principal              Fiscal                                                Underlying            Annual
Position                        Year              Salary             Bonus              Options          Compensation
--------                        ----              ------             -----           -------------       ------------
                                2003              $      0             -0-               500,000             -0-
Daniel Pepe                     2002              $      0             -0-               -0-                 -0-
Former                          2001              $193,750             -0-               -0-                 -0-
President & Chairman            2000              $126,459             -0-               -0-                 -0-
                                1999              $107,752             -0-               -0-                 -0-

                                2003              $                    -0-              500,000              -0-
Richard Lueck,                  2002              $      0             -0-               -0-                 -0-
                                2001              $193,750             -0-               -0-                 -0-
Secretary & Treasurer & CEO     2000              $101,250             -0-               -0-                 -0-
                                1999              $ 37,002             -0-               -0-                 -0-
                                1998               $ 1,600             -0-               -0-                 -0-


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

On March 31, 2001, Mr. Pepe and Mr. Lueck reduced their salaries back to $175,000 per year. For the year ended December 31, 2002 and 2003 all of their salary has been accrued and not paid. In February 2003, both Mr. Pepe and Mr. Lueck were issued 500,000 common stock options with an exercise price of $.15 the term of these options is 3 years from the date of issuance.

OPTION GRANTS IN LAST FISCAL YEAR

During the year the Company issued 1,375,000 common stock options to 5 employees with a price $.15 per share, which was the stock price on the day of issuance. The Company also issued 125,000 common stock options with an exercise price of $.15 to a consultant, which was the share price on the day of issuance.

The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 2003. No stock options were exercised by the Named Executive Officers during the period ended December 31, 2003.


                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

           The following table sets forth information concerning individual grants of options made during fiscal 2003 to the Named Executive Officers.

                                         % of Total
                   Number of Shares     Options Granted
                  Underlying Options    to Employees in     Exercise or
                     Granted (#) (1)   Fiscal Year ($/Sh)    Base Price      ExpirationDate
---------------------------------------------------------------------------------------------
Richard Lueck           500,000              50%                  .15       February 20, 2006
Dan Pepe                500,000              50%                  .15       February 20, 2006



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:



                                                                 PERCENTAGE OF
                                                                  OUTSTANDING
NAME AND ADDRESS OF                SHARES OF COMMON STOCK        SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)              BENEFICIALLY OWNED          CIALLY OWNED(1)
-----------------------            ----------------------        ---------------

Daniel & Jodi Pepe..........              302,500                     2.6%
W. Richard Lueck............              787,500                     4.1%
ADRP NORM Trust (3).........            7,350,000                    24.5%
Honest Tee Control Trust (4)            7,350,000                    24.5%

All officers and directors
as a group (2 persons).....            15,790,000                    55.7%



(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date indicated above upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As December 31, 2003 there were 30,007,865 shares of Common Stock outstanding.

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

The Company loaned two Directors money throughout the year. The loans begin to accrue interest on December 31, 2003 at a rate of 4% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A. EXHIBITS:



Exhibit
Number            Description

   2              Plan of Acquisition, Reorganization, Arrangement,
                  Liquidation, Etc. (1)
   3.1            Articles of Incorporation
                  By-laws (as amended) (1)
  10.1            Employment Agreement with Daniel Pepe (1)
  10.2            Employment Agreement with W. Richard Lueck(1)
  10.3            Employment Agreement with Albert O. Bahahene (1)
  10.4            Lease Agreement with Residuary Trust U/W Leroy E.Dettman(1)
  10.5            Operating Agreement with Telco Energy*
  31.1            Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002*
  32.1            Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002*


* Filed herewith

(1) Files as an exhibit to the Company's Registration Statement on Form 10SB12G/A (File No. 000-26315) as filed with and declared effective by the Commission on September 2, 1999.

B. REPORTS ON FORM 8-K:
NONE


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:


                                                2003                   2002
                                              -------                -------

Fees for audit services                       $14,000                $14,000

Fees for audit related services                  -                      -

Tax fees                                         -                      -

All other fees                                   -                      -


The Board of Directors pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Geotec Thermal Generators, Inc.





DATE: April 14, 2004                   By:/s/W. Richard Lueck
                                            -----------------
                                            CEO and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





DATE: April 14, 2004                 /s/ Peter Knollenberg
                                         ----------------------
                                         President and COB

DATE: April 14, 2004                 /s/ W. Richard Lueck
                                         ---------------------------------
                                         CEO, Secretary and Treasurer
                                         Principal Executive Financial and
                                         Accounting Officer





                                      -25