Form 10KSB/A
period 2003-12-31
GEOTEC THERMAL GENERATORS INC
filed 2004-04-28
CIK 1087717

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2004, computed by reference to the closing bid price of the Geotec Thermal Generators, Inc. Common Stock as reported by OCTBB on that date $.65: $11,854,049

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 31, 2004, was 36,981,723.

Transitional Small Business Disclosure Format (check one): Yes No X