Form 10QSB
period 2004-03-31
GEOTEC THERMAL GENERATORS INC
filed 2004-05-24
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                 --------------


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                        Commission File Number 000-26315
                                    ---------


                         GEOTEC THERMAL GENERATORS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)


              FLORIDA                                         59-3357040
     -------------------------------                     -------------------
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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 36,981,723 shares of Common Stock as of May 18, 2004.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (Unaudited) - March 31, 2004 .....................   1

         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2004 and 2003 ...........................   2

         Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2004 and 2003 ...........................   3

         Notes to Financial Statements (unaudited).......................   4

Item 2.  Management's Discussion and Analysis or Plan of
         Operation ......................................................  5-7

Item 3.  Controls and Procedures.........................................   8

PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K ...............................   8


Signatures

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDTIED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                      $          5,105
                                                               -----------------

         TOTAL CURRENT ASSETS                                             5,105

PROPERTY AND EQUIPMENT, net                                               9,474

DEPOSIT                                                                  16,880
                                                               -----------------
                                                               $         31,459
                                                               =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                          $         76,243
     Due to officers'                                                   332,694
     Accrued expenses                                                   123,992
     Notes payable                                                      142,958

                                                               -----------------

         TOTAL CURRENT LIABILITES                                       675,887
                                                               -----------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 36,981,723 shares
          issued and outstanding                                         36,982
     Additional paid-in capital                                       7,072,962
     Accumulated deficit                                             (7,754,372)
                                                               -----------------


        TOTAL STOCKHOLDERS' DEFICIT                                    (644,428)
                                                               -----------------


                                                               $         31,459
                                                               =================







                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                      Ended March 31,
                                                 2004                2003
                                           -----------------    ----------------
                                              (Unaudited)           (Unaudited)
COSTS AND EXPENSES:
     General and administrative            $        152,406     $       161,065
     Stock compensation expense                        -                 36,000
                                           -----------------    ----------------


OPERATING LOSS                                      152,406             197,065

    Interest expense, net                            10,268              16,010
                                           -----------------    ----------------

NET LOSS                                   $       (162,674)    $      (213,075)
                                           =================    ================

NET LOSS PER SHARE - basic and diluted     $          (0.00)    $         (0.01)
                                           =================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING - basic and diluted       32,765,894          28,722,238
                                           =================    ================









                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS



                                                        For the three Months
                                                          Ended March 31,
                                                        2004            2003
                                                   -------------    ------------
                                                    (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                      $   (162,674)    $  (213,075)

     Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization                      1,738           3,348
       Stock issued for compensation                       -             36,000
       Stock issued for services                         24,000            -

     Changes in assets and liabilities:
          Due to/from officers                           72,917          (2,322)
          Accrued expense                                32,552            -
          Accounts  payable                              13,652         162,484
                                                   -------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                   (17,815)        (13,565)
                                                   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                      22,649          19,500
     Proceeds from issuance of common stock                -             16,000
                                                   -------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                22,649          35,500
                                                   -------------    ------------

NET INCREASE IN CASH                                      4,834          21,935

CASH, beginning of period                                   271             150
                                                   -------------    ------------

CASH, end of period                                $      5,105     $    22,085
                                                   =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

    Conversion of debt to common stock             $    436,000     $   509,064
                                                   =============    ============

    Conversion of accrued salary to common stock   $    817,871     $      -
                                                   =============    ============

    Conversion of accounts payable to common stock $     96,148     $      -
                                                   =============    ============


Cash paid for:
    Interest                                       $       -        $      -
                                                   ==============   ============

    Income Taxes                                   $       -        $      -
                                                   ==============   ============






                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.



2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2004

Furniture and Fixtures        5 Years         $   35,204
Data processing equipment     3 Years             30,931
                                              -------------
                                                  66,135
Less: accumulated depreciation                   (56,661)
                                              -------------
                                              $    9,474
                                              =============

3. NOTES PAYABLE

During the three months ending March 31, 2004 the Company borrowed a total of $22,649 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand.

4. COMMON STOCK

In January 2004, the Company issued 200,000 shares of common stock valued at $24,000, the fair value at the date of the issuance, for investor relation services.

In February 2004, the Company issued a total of 700,000 shares of common stock to two employees in lieu of accrued salaries of $150,500.

In February 2004, the Company issued a total of 33,266 shares of common stock to an employee in lieu of $7,152 owed for expenses.

In February 2004, the Company issued a total of 1,280,233 shares of common stock to its former president in lieu of $50,948 owed for expenses and $224,302 of accrued salary.

In February 2004, the Company issued a total of 2,214,492 shares of common stock to its Chief Executive Officer in lieu of $38,047 owed for expenses and $438,069 of accrued salary.

In March 2004, the Company issued 40,000 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274. The Company recognized a gain on extinguishments of $7,274.

In February 2004, the Company issued 2,400,000 shares of common stock valued at $426,000 to retire $426,000 of short-term debt due to an investment fund.

In February 2004, a consultant exercised 125,500 stock options with an exercise price of $0.15 pursuant to a cash less exercise provision. This resulted in the issuance of 105,867 shares being issued to the consultant.

5. ACQUISITION

The Company has executed an agreement to acquire TelcoEnergy Corporation on March 1, 2004. The acquisition agreement has a provision for the implementation of an operating agreement, which was executed on March 9, 2004, in which TelcoEnergy will operate the Company until the completion of the acquisition. Pending the completion of the merger, TelcoEnergy would have 80% control of the Company. The Company is required to send to all shareholders a proxy notice of the acquisition, including the increase in authorized shares.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to our December 31, 2003 financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

Overview

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432. The telephone number is
(561)447-7370, the fax number (561)447-7371 and the e-mail address is rlueck@mindspring.com. The Company has executed an agreement to acquire TelcoEnergy Corporation on March 1, 2004. The acquisition agreement has a provision for the implementation of an operating agreement, which was executed on March 9, 2004, in which TelcoEnergy will operate the Company until the completion of the acquisition. Pending the completion of the merger, TelcoEnergy would have 80% control of the Company. The Company is required to send to all shareholders a proxy notice of the acquisition, including the increase in authorized shares.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM) , is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 35.00 as of December 2003. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November, 2001. In April, 2004, during a trip to Russia, Management was secured the extension of the exclusivity if the Company's license for North, South and Central America, as long as the Company purchases at last 500 Gas Generators over the next two years. In addition, the Company secured the right to utilize the Gas Generators worldwide for the Company's projects, including in those in Russia and China.

The first 60 generators were received in the Company's US warehouse in the spring of 2000. The Company is required to purchase a minimum of 5,000 generators over the next ten years. A total of 1,000 generators were required to be ordered in the first two years for the Company to retain its exclusivity. This is to be followed with a minimum order of 500 units per year, in the subsequent eight years. The company did not meet the minimum order quantities in years one and two to retain exclusivity. In April, 2004, during a trip to Russia, Management was secured the extension of the exclusivity of the Company's license for North, South and Central America, as long as the Company purchases at last 500 Gas Generators over the next two years. In addition, the Company secured the right to utilize the Gas Generators worldwide for the Company's projects, including in those in Russia and China.


The Company is in the process of completing the acquisition of TelcoEnergy Corporation, and integrate its corporate services and technology within the Advanced Technologies Group of TelcoEnergy.

TelcoEnergy Corporation is operated from four groups, TelcoEnergy - Advanced Technologies Group; TelcoEnergy - Production Group, which is comprised of TelcoEnergy U.S. Production Group and TelcoEnergy - Overseas Production Group; TelcoEnergy - Terminaling and Fueling Stations Group; and TelcoEnergy - Alternative Fuels Group.

TelcoEnergy owns oil and gas reserves in the US, and has agreements to acquire additional reserves in the U.S., Russia, and China. TelcoEnergy is also developing alternative fuel sources and fuel extraction technologies.

TelcoEnergy-Advanced Technologies Group will comprise of Geotec Thermal Generators, Inc. and a 50% ownership of Mach 3 Automotive LLC.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,754,372).

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that the well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. The Company is arranging for the return of representatives from the Russian Federation to complete the training of the Company's staff relative to certain types of problematic wells. The Company executed its agreement to acquire TelcoEnergy on March 1, 2004 and its operating agreement on March 9, 2004.

General and administrative expenses decreased to $152,406 for the three months ended March 31, 2004 from $161,065 for the three months ended March 31, 2003, a decrease of $8,659. The decrease was due Telco and another entity reimbursing the Company for $16,000 of office expenses.

Stock compensation expense was $0 for the three months ended March 31, 2004 compared to $36,000 for the three months ended March 31, 2003.

Net loss decreased to $162,674 for the three months ended March 31, 2004 compared to $213,075 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, the Company borrowed a total of $22,649 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. No demand has been made. The Company issued 40,000 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274. The Company recognized a gain on extinguishments of $7,274. The Company issued 2,400,000 shares of common stock valued at $426,000 to retire $426,000 of short-term debt due to an investment fund.


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

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2003 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


In January 2004, the Company issued 200,000 shares of common stock valued at $24,000 for investor relation services.

In February 2004, the Company issued a total of 700,000 shares of common stock to two employees in lieu of accrued salaries of $150,500.

In February 2004, the Company issued a total of 33,266 shares of common stock to an employees in lieu of $7,152 owed for expenses.

In February 2004, the Company issued a total of 1,280,233 shares of common stock to its former president in lieu of $50,948 owed for expenses and $224,302 of accrued salary.

In February 2004, the Company issued a total of 2,214,492 shares of common stock to its Chief Executive Officer in lieu of $38,047 owed for expenses and $438,069 of accrued salary.

In March 2004, the Company issued 40,000 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274.

In February 2004, the Company issued 2,400,000 shares of common stock valued at $426,000 to retire $426,000 of short-term debt due to an investment fund.

In February 2004, a consultant exercised 125,500 stock options with an exercise rice of $0.15 pursuant to a cash less exercise provision. This resulted in the issuance of 105,867 shares being issued to the consultant.

In so much as the consultants and investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


          31.1 - Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 - Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K

         Form 8-K filed March 12, 2004 pursuant to Item 5 thereof.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.





         Signature                       Title                          Date
         ---------                       -----                          ----

By: /s/ W. Richard Lueck            Chief Executive Officer,        May 24, 2004
    ----------------------          Chief Financial Officer and
     W. Richard Lueck               Principal Accounting Officer