Form 10QSB
period 2004-06-30
GEOTEC THERMAL GENERATORS INC
filed 2004-08-23
CIK 1087717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                 --------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, 37,406,723 shares of Common Stock as of August 15, 2004.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (Unaudited) - June 30, 2004 .....................   1


         Statements of Operations (unaudited) for the Three and Six
         Months Ended June 30, 2004 and 2003 ...........................   2


         Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 2004 and 2003 ...........................   3


         Notes to Financial Statements ..................................  4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ...................................................... 5-7


Item 3.  Controls and Procedures...........................................7


PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K ...............................  8


Signatures

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:

     Cash                                                 $               1,006
                                                          ----------------------

         TOTAL CURRENT ASSETS                                             1,006

PROPERTY AND EQUIPMENT, net                                                   -

DEPOSIT                                                                  16,879
                                                          ----------------------
                                                          $              17,885
                                                          ======================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                     $             101,516
     Accounts payable - related party                                    21,489
     Due to officers'                                                   376,445
     Accrued expenses                                                   134,021
     Notes payable                                                      121,275
                                                          ----------------------
         TOTAL CURRENT LIABILITES                                       754,746
                                                          ----------------------

STOCKHOLDER'S DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 37,106,723 shares
          issued and outstanding                                         37,108
     Additional paid-in capital                                       7,110,337
     Accumulated deficit                                             (7,884,306)
                                                          ----------------------
        TOTAL STOCKHOLDERS' DEFICIT                                    (736,861)
                                                          ----------------------

                                                          $              17,885
                                                          ======================








                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS



                                               For the Three Months                        For the Six Months
                                                   Ended June 30,                             Ended June 30,
                                              2004                 2003                  2004                   2003
                                        -----------------    -----------------     -----------------      -----------------
                                          (Unaudited)           (Unaudited)            (Unaudited)            (Unaudited)
COSTS AND EXPENSES:
     General and administrative         $        121,129     $        169,308      $        273,534       $        330,223
     Stock compensation expense                        -                    -                                       13,750
                                        -----------------    -----------------     -----------------      -----------------
OPERATING LOSS                                  (121,129)            (169,308)             (273,534)              (343,973)

    Loss on sale of fixed assets                  (8,253)                   -                (8,253)                     -
    Interest expense, net                           (701)             (10,506)              (10,970)               (26,516)
                                        -----------------    -----------------     -----------------      -----------------

NET LOSS                                $       (130,083)    $       (179,814)     $       (292,757)      $       (370,489)
                                        -----------------    -----------------     -----------------      -----------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - basic and diluted       37,059,500           28,807,895            35,383,614             28,707,862
                                        -----------------    -----------------     -----------------      -----------------

NET LOSS PER SHARE - basic and diluted  $          (0.00)    $          (0.01)     $          (0.01)      $          (0.01)
                                        =================    =================     =================      =================





                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                For the Six Months
                                                                   Ended June 30,
                                                              2004                  2003
                                                      ------------------    ------------------
                                                           (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $        (292,757)    $        (370,489)
                                                      ------------------    ------------------

     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              2,960                 5,236
       Reserve for accounts receivable                                -                21,500
       Stock issued for compensation                                  -                13,750
       Stock issued for services                                 24,000                     -

     Changes in assets and liabilities:
          Due to/from officers                                  116,668               964,321
          Accounts  payable ans accrued expenses                115,462              (682,518)
                                                      ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                           (33,667)              (48,200)
                                                      ------------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Loss on sales of fixed assets                                  8,253                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                              26,149                32,050
     Proceeds from issuance of common stock                           -                16,000
                                                      ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        26,149                48,050
                                                      ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                     735                  (150)

CASH, beginning of period                                           271                   150
                                                      ------------------    ------------------
CASH, end of period                                   $           1,006     $               -
                                                      ------------------    ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

          Conversion of debt to common stock          $         478,500     $         313,379
                                                      ------------------    ------------------
          Conversion of accrued salary to common
           stock                                      $         662,371     $               -
                                                      ------------------    ------------------
          Conversion of accounts payable and accrued
          accrued expenses to common stock            $         246,647     $               -
                                                      ------------------    ------------------

Cash paid for:
    Interest                                          $               -     $               -
                                                      ==================    ==================
    Income Taxes                                      $               -     $               -
                                                      ==================    ==================



                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.



2. PROPERTY AND EQUIPMENT

In June of 2004 the Company sold to its Officers office equipment with a net book value of $8,263 for $10 resulting in a loss of $8,253.


3. NOTES PAYABLE

During the three months ending June 30, 2004 the Company converted $37,500 of notes and accrued interest into 125,000 shares of common stock. The notes bear interest at 12.5% per annum and are payable upon demand. For the six months ended June 30, 2004, the Company borrowed a total of 26,149 from the investment trust based in Bermuda. The Company issued 2,525,000 shares of common stock valued at $463,500 to retire short-term debt due to the investment fund.

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

In February 2004, the Company issued 33,266 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274. The Company recognized a gain on extinguishments of $7,274.

In February 2004, the Company issued 2,400,000 shares of common stock valued at $426,000 to retire $426,000 of short-term debt due to an investment fund.


In February 2004, a consultant exercise 125,500 stock options with an exercise rice of $0.15 pursuant to a cash less exercise provision. This resulted in the issuance of 105,867 shares being issued to the consultant.

In May 2004, the Company converted $37,500 of notes and accrued interest into 125,000 shares of common stock.

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

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2003 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

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

ITEM 1. DESCRIPTION OF BUSINESS

 Overview

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at. 1615 S. Federal Highway, Suite 101, Boca Raton, Florida 33432. The telephone number is
561)447-7370, the fax number (561)447-7371 and the e-mail address is rlueck@mindspring.com. The Company entered into a preliminary agreement to acquire TelcoEnergy Corporation in March. 2004 and, pending completion of the acquisition of TelcoEnergy, had entered into an operating agreement which enabled TelcoEnergy to operate the Company pending finalization of the acquisition. TelcoEnergy is engaged in acquiring and developing conventional oil and gas reserves, as well as developing alternative fuels and resource extraction technologies. Consummation of the acquisition was conditioned upon fulfillment of various covenants which have not been satisfied to date. Prior to finalization, management of the Company as well as TelcoEnergy determined that consummation of the acquisition would not be feasible unless TelcoEnergy obtained certain financing which will enable it to implement the primary phase of its business plan. As a result, the Company and TelcoEnergy have agreed to terminate the acquisition agreement and operating agreement, and Mr. Peter Knollenberg, who served as the Company's president pursuant to the operating agreement, has resigned in all capacities with the Company. While the Company may pursue a future acquisition of TelcoEnergy at such time as TelcoEnergy obtains suitable financing, any future acquisition will be subject to renewed negotiations and completion of a definitive agreement.

The Company may also seek out strategic partnerships, co-ventures and acquisitions as opportunities become available.

The Company's management is committed to concluding business arrangements with one or more companies, to enable the utilization of its technology, or with TelcoEnergy Corporation. Management is committed to provide information to its shareholders on a timely basis as new developments occur, in the near term and into the fourth quarter.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 35.00 as of December 2003. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November, 2001. In April, 2004, Management secured the extension of the exclusivity of the Company's license for North, South and Central America, as long as the Company purchases atleast 500 Gas Generators over the next two years. In addition, the Company secured the right to utilize the Gas Generators worldwide for the Company's projects.


RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,884,306).

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

General and administrative expenses decreased to $121,129 for the three months ended June 30,2004 from $169,308 for the three months ended June 30, 2003, a decrease of $48,179. General and administrative expenses decreased to $273,534 for the six months ended June 30,2004 from $330,223 for the six months ended June 30, 2003, a decrease of $56,689.The decrease was due Telco and another entity reimbursing the Company for $32,000 of office expenses.

Loss on sale of fixed assets was $8,253 for the three and six months ended June 30, 2004 compared to $0 for the three and six months ended June 30, 2003. In June of 2004 the Company sold to its Officers office equipment with a net book value of $8,263 for $10 resulting in a loss of $8,253.

Stock compensation expense was $0 for the six months ended June 30, 2004 compared to $13,750 for the six months ended June 30, 2003.

Interest expense decreased to $701 for the three months ended June 30, 2004 from $10,506 for the three months ended June 30, 2004 a reduction of $9,805. Interest expense decreased to $10,970 for the six months ended June 30, 2004 from $26,516 for the three months ended June 30, 2004 a reduction of $15,546. The reduction in interest was due to the conversion of $37,500 of notes and accrued interest into 125,000 shares of common stock for the three months ended June 30, 2004. The reduction in interest for the Six months ended June 30, 2004 was due to the conversion of $463,500 of notes and accrued interest into 2,525,000 shares of common stock.

Net loss decreased to $130,083 for the three months ended June 30, 2004, 2004 compared to $179,814 for the three months ended June 30, 2003. Net loss decreased to $292,757 for the six months ended June 30, 2004, 2004 compared to $370,489 for the three months ended June 30, 2003.



LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, the Company borrowed a total of 26,149 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. No demand has been made. The Company issued 33,266 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274. The Company recognized a gain on extinguishments of $7,274. The Company issued 2,525,000 shares of common stock valued at $463,500 to retire short-term debt due to an investment fund.


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.




In June 30, 2004 the Company converted $37,500 of notes and accrued interest into 125,000 shares of common stock.


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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

Geotec's Management has elected to terminate its acquisition of TelcoEnergy Corporation. We believe that this is in the best interest of our Company and our shareholders.

Until late last week, Peter Knollenberg was the Chairman and President of Geotec and determined the policy and efforts of the Company. It became clear in the last few months, that TelcoEnergy's effort to raise capital was not proceeding on a timely basis. Without this capital, in Management's opinion, TelcoEnergy could not implement its aggressive plans with the value being added to Geotec as originally planned. Geotec Management will consider any new offer from TelcoEnergy if they obtain any suitable financing, however the commitment of 80% ownership for TelcoEnergy, of our Company, has been taken off the table. Any future discussions will depend upon mutual developments regarding both companies.

Geotec's Management plans to finance the company from sources that we are in contact with, and implement its own plans, to increase the value for its shareholders.

Over the last 6-7 months Geotec Management has concentrated on the business opportunities of TelcoEnergy, as directed by TelcoEnergy Management. However, over the next thirty days, and beyond we will focus on Geotec's opportunities, and we will report to our shareholders on a timely basis, regarding this new directed effort.



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


                                        Geotec Thermal Generators, Inc.

Date: August 23, 2004                      By: /s/ W. Richard Lueck
                                               ---------------------------------
                                               W. Richard Lueck
                                               CEO, Secretary and Treasurer
                                               Principal Executive Accounting
                                               and Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated: