Form 10QSB
period 2004-09-30
GEOTEC THERMAL GENERATORS INC
filed 2004-11-22
CIK 1087717

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004
                                                 ------------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, 37,456,723 shares of Common Stock as of November 19, 2004.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet (Unaudited) - September 30, 2004 .....................1

         Statements of Operations (unaudited) for the Three and Nine
         Months Ended September 30, 2004 and 2003 ...........................2

         Statements of Cash Flows (unaudited) for the Nine
         Months Ended September 30, 2004 and 2003 ...........................3

         Notes to Financial Statements .....................................4-5

Item 2.  Management's Discussion and Analysis or Plan of
         Operation .........................................................5-7

Item 3.  Controls and Procedures.............................................7

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K ...................................8

Signatures

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                 $              32,388
                                                          ----------------------
         TOTAL CURRENT ASSETS                                            32,388

Due from related party                                                   13,000

Deposits                                                                 16,879
                                                          ----------------------
                                                          $              62,267
                                                          ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                     $             140,080
     Due to officers                                                    420,194
     Accrued expenses                                                   169,240
     Notes payable                                                      121,368
                                                          ----------------------

         TOTAL CURRENT LIABILITES                                       850,882
                                                          ----------------------


STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value, 50,000,000
          shares authorized; 37,456,723 shares
          issued and outstanding                                         37,457
     Additional paid-in capital                                       7,157,787
     Accumulated deficit                                             (7,983,859)
                                                          ----------------------

        TOTAL STOCKHOLDERS' DEFICIT                                    (788,615)
                                                          ----------------------

                                                          $              62,267
                                                          ======================









                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months                  For the Nine Months
                                                    Ended September 30,                  Ended September 30,
                                               2004               2003                2004               2003
                                         -----------------  -----------------   -----------------  -----------------
COSTS AND EXPENSES:
   General and administrative            $         95,388   $        150,778     $       369,226   $        481,002
   Stock compensation expense                           -                  -                   -             13,750
                                         -----------------  -----------------   -----------------  -----------------

OPERATING LOSS                                    (95,388)          (150,778)           (369,226)          (494,752)

  Loss on sale of fixed assets                          0                  -              (8,253)                 -
  Interest expense, net                            (3,863)           (23,286)            (14,832)           (49,802)
                                         -----------------  -----------------   -----------------  -----------------
                                                   (3,863)           (23,286)            (23,085)           (49,802)

NET LOSS                                 $        (99,251)  $       (174,064)   $       (392,311)  $       (544,554)
                                         -----------------  -----------------   -----------------  -----------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - basic and diluted       37,381,167         28,807,865          36,096,963         28,779,636
                                         -----------------  -----------------   -----------------  -----------------

NET LOSS PER SHARE - basic and diluted   $          (0.00)  $          (0.01)   $          (0.01)  $          (0.02)
                                         =================  =================   =================  =================



                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                For the Nine Months
                                                                Ended September 30,
                                                            2004                  2003
                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $        (392,311)    $        (544,554)
                                                      ------------------    ------------------

     Adjustments to reconcile net loss
           to net cash used in operating
           activities:
       Depreciation and amortization                                  -                 6,975
       Reserve for accounts receivable                                -                21,500
       Stock issued for compensation                             24,000                13,750
       Stock issued for services                                  1,000                     -

     Changes in assets and liabilities:
          Due from Telco Energy Corp                            (13,000)                    -
          Decrease in deposits                                        -                 1,000
          Due to/from officers                                  160,417               994,615
          Accounts payable and accrued expenses                 170,809              (564,493)
                                                      ------------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                           (49,085)              (71,207)
                                                      ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loss on sales of fixed assets                                  8,253                     -
                                                      ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                              26,149                55,350
     Proceeds from issuance of common stock                      46,800                16,000
                                                      ------------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        72,949                71,350
                                                      ------------------    ------------------

NET INCREASE IN CASH                                             32,117                   143

CASH, beginning of period                                           271                   150
                                                      ------------------    ------------------
CASH, end of period                                   $          32,388     $             293
                                                      ------------------    ------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions

        Conversion of debt to common stock            $         478,500     $         315,223
                                                      ------------------    ------------------
        Conversion of accrued salary to common stock  $         662,371     $               -
                                                      ------------------    ------------------
        Conversion of accounts payable and accrued
        expenses to common stock                      $         246,647     $               -
                                                      ------------------    ------------------



                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.

2. PROPERTY AND EQUIPMENT

In June of 2004 the Company sold to its Officers office equipment with a net book value of $8,263 for $10 resulting in a loss of $8,253.

3. NOTES PAYABLE

During the nine months ending September 30, 2004, the Company converted $37,500 of notes and accrued interest into 125,000 shares of common stock. The notes bear interest at 12.5% per annum and are payable upon demand. For the nine months ended September 30, 2004, the Company borrowed a total of $26,149 from the investment trust based in Bermuda. The Company issued 2,525,000 shares of common stock valued at $463,500 to retire short-term debt due to the investment fund during the nine months ended September 30, 2004.

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

In July 2004 an employee exercised 300,000 common stock options resulting in gross proceeds to the Company of $46,800.

In July 2004 the Company issued 50,000 shares of common stock valued at $1,000 in exchange for legal services rendered.

On October 28, 2004 the Company amended its number of authorized shares of common stock from 50,000,000 to 250,000,000. This action was approved by the Board of Directors.

On October 28, 2004 the Board of Directors amended the articles of incorporation authorizing the issue of 10,000,000 shares of preferred stock.

The shares of preferred stock may be issued from time to time in one or more series. The Board of Directors of the Corporation (the "Board of Directors") is expressly authorized to provide for the issue of all or any of the shares of the

Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such shares (a "Preferred Stock Designation") and as may be permitted by the General Corporation Law of the State of Florida. The Board of Directors is also expressly authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of that series. In case the number of shares of any such series shall be so decreased, the shares constituting such decrease shall resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series."

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

Overview

The Company entered into a preliminary agreement to acquire TelcoEnergy Corporation in March 2004 and, pending completion of the acquisition of TelcoEnergy, had entered into an operating agreement which enabled TelcoEnergy to operate the Company pending finalization of the acquisition. TelcoEnergy is engaged in acquiring and developing conventional oil and gas reserves, as well as developing alternative fuels and resource extraction technologies. Consummation of the acquisition was conditioned upon fulfillment of various covenants which have not been satisfied to date. Prior to finalization, management of the Company as well as TelcoEnergy determined that consummation of the acquisition would not be feasible unless TelcoEnergy obtained certain financing which will enable it to implement the primary phase of its business plan. As a result, the Company and TelcoEnergy have agreed to terminate the acquisition agreement and operating agreement, and Mr. Peter Knollenberg, who served as the Company's president pursuant to the operating agreement, has resigned in all capacities with the Company.

The Company may also seek out strategic partnerships, joint ventures and acquisitions as opportunities become available.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 35.00 as of December 2003. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November, 2001. In April, 2004, Management secured the extension of the exclusivity of the Company's license for North, South and Central America, as long as the Company purchases at least 500 Gas Generators over the next two years. In addition, the Company secured the right to utilize the Gas Generators worldwide for the Company's projects.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($7,983,859).

General and administrative expenses decreased to $95,388 for the three months ended September 30, 2004 from $150,778 for the three months ended September 30, 2003, a decrease of $55,390 General and administrative expenses decreased to $369,226 for the nine months ended September 30, 2004 from $481,002 for the nine months ended September 30, 2003, a decrease of $111,776. The decrease was due Telco and another entity reimbursing the Company for $32,000 of office expenses for the nine months ended September 30, 2004.

Loss on sale of fixed assets was $0 and $8,253 for the three and nine months ended September 30, 2004 compared to $0 for the three and nine months ended September 30, 2003. In June of 2004 the Company sold to its Officers office equipment with a net book value of $8,263 for $10 resulting in a loss of $8,253.

Stock compensation expense was $0 for the three and nine months ended September 30, 2004 compared to $0 and $13,750 for the three and nine months ended September 30, 2003.

Interest expense decreased to $3,863 for the three months ended September 30, 2004 from $23,286 for the three months ended September 30, 2003 a reduction of $19,423. Interest expense decreased to $14,832 for the nine months ended September 30, 2004 from $49,802 for the nine months ended September 30, 2003 a reduction of $34,970. The reduction in interest for the three and nine months ended September 30, 2004 was due to the conversion of $463,500 of notes and accrued interest into 2,525,000 shares of common stock.

Net loss decreased to $99,251 for the three months ended September 30, 2004, compared to $174,064 for the three months ended September 30, 2003. Net loss decreased to $393,311 for the nine months ended September 30, 2004, compared to $544,554 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, the Company borrowed a total of $26,149 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. No demand has been made. The Company issued 33,266 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $22,274. The Company recognized a gain on extinguishments of $7,274. The Company issued 2,525,000 shares of common stock valued at $463,500 to retire short-term debt due to an investment fund.

The Company anticipates that its use of cash will be substantial for the foreseeable future. Cash will be necessary to fund current operations, as well as in connection with the treatment of additional wells and for the purchase of generators in future periods. In order to meet its current and future obligations, the Company will be required to raise additional working capital. While the Company is currently seeking to raise such capital through the sale of debt or equity securities, as of the date of this report the Company does not have a firm commitment for any working capital funding. There can be no assurances that the Company will be successful in raising sufficient working capital upon terms satisfactory to it, if at all. If the Company does not have sufficient working capital in future periods, it will be unable to continue to implement its business plan and may be required to cease some or all of its operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In July 2004 an employee exercised 300,000 common stock options.

In July 2004 the Company issued 50,000 shares of common stock for legal expenses.

Inasmuch as the recipients were accredited or sophisticated investors, had access to financial and other relevant information regarding the company and could bear the economic risk of the loss of their investment, each of the transactions were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.


ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         Exhibit
         Number     Description
         -------    ------------------------------------------------------------
          31.1      Certification by Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Geotec Thermal Generators, Inc.

Date: November 22, 2004                   By: /s/ W. Richard Lueck
                                                  ------------------------------
                                                  W. Richard Lueck
                                                  CEO, Secretary and Treasurer
                                                  Principal Executive Accounting
                                                  and Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated: