Form 10KSB
period 2004-12-31
GEOTEC THERMAL GENERATORS INC
filed 2005-04-15
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                 ----------  ---------

                  Commission file number 000-26315

                         GEOTEC THERMAL GENERATORS, INC.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Florida                                              59-3357040
-------------------------------                       -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

         110 East Atlantic Avenue, Suite 200
         Delray Beach, Florida                                  33444
         ------------------------------------                  ----------
     (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number   561-276-9960
                          ----------------

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered

               None                               not applicable
-----------------------------------  ------------------------------------------
       (Title of each class)

         Securities registered under Section 12(g) of the Exchange Act:

                                  common stock
                            -------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year. $ 0 for the 12 months ended December 31, 2004.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 13, 2005 is approximately $15,920,000.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 31, 2005, 210,956,723 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one): Yes     No X
                                                                     ---    ---

         CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital, integrate our acquisitions, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-KSB in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item
1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         When used in this Annual Report, the terms the "Company," "Geotec," "we", "our", and "us" refers to Geotec Thermal Generators, Inc., a Florida corporation, and our subsidiaries.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

         The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's new offices are located at 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444, effective April 1, 2005. The telephone number is (561) 276-9960, the fax number
(561) 276-9964, and the e-mail address is rlueck@geotecinc.com.

         The Company entered into a merger agreement with Telco Energy Corporation on March 1, 2004, and control of the Company was given to Peter Knollenberg, as its new President at that time, under an Operating Agreement. That Agreement was terminated 7 months later, by mutual agreement, and due to a lack of funding for Telco Energy Corporation.

         The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 45.00 as of December 2004. The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The Company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November 2001. The Company was granted continual exclusivity in North, South and Central America in April 2004, subject to the purchase of a minimum of 500 gas generators, over the next two years, to retain its exclusivity. Further, the Company also was granted the right to utilize the technology worldwide. FR&PC Altai has not granted any licenses to other commercial suppliers. Thirteen sovereign nations were granted the rights to the technology within their own borders.

         The Company was granted U.S. Patent No. 6,817,298 on November 16, 2004, described as "Solid Propellant Gas Generator with Adjustable Pressure Pulse for Well Optimization."

         The Company has purchased 5 million tons of coal and will receive 17 million tons of coal from Consolidated Resources Group "CSRG" (subject to a royalty agreement described herein), upon the sale of the initial 5 million tons. The Company's coal does not have to be mined, as it is "laid up" coal, at a site in Illinois. The Company will have to provide a completed and updated engineering report and apply for a reclamation permit to move the coal to power plants for sale, the cost of this process is approximately $15-18 per ton.

         Coal, until the 1960's was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

         Today, coal is used to produce over 50% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces about 30% more than the United States and India is the next largest producer with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

         Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $37.00 per short ton, while eastern coal and Powder River Coal are currently $65.00 and $7 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $100 per short ton, as is coal imported to the Far East, at even higher prices.

         The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, through several technologies, which would include the use of the coal owned by the company.

         The Company also owns Kodiak Productions which is a drilling and service company in Wyoming. The Company intends to provide drilling and oil field services, as well as develop the hydrocarbons on its own properties, as purchased, in Wyoming.

2.       Background

         FR&PC ALTAI, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm developed the Generators(TM) in the 1970's. Prior to 1986, ALTAI tested the Generator(TM) technology on 6500 wells. Since 1986, the Generators(TM) have been used for commercial production for 40,000 wells. The technology has been enhanced on a continuing basis. Currently the Generators
(TM) are suitable for geological conditions to depths below 22,000 feet. The current model, PGDBK Generator, has been activated in more than 30,000 wells. In the Tyumen oil basin in Russia, the Generator(TM) use yielded an additional extraction of 295 million tons of oil.

         Using the Generators(TM) in the Aktyubiinsk region, several oil wells that had been considered to be "exhausted," have been revived, with their capacity greatly increased. The additional extraction from the successfully treated wells has averaged 12,000 barrels of oil per year/per well. Once an existing well is treated, the service benefits can last from several months to several years, depending on the geological characteristics of the area, and technical characteristics at the site.

         Many technologies have been used with hydrocarbons, to increase the use, form or caloric output of coal, gas and oil. The Company is pursuing several technologies that will maximize the profits and minimize the reclamation costs of its coal. These multiple profit streams will be a major focus of the Company, and may include other coal/hydrocarbons made available to the Company. In addition, the Company intends to pursue the direct sale of the coal, to power plants.

3.       Generator(TM) Technology/Applications

         PGDBK Gas Generators(TM) perform an advanced well stimulation process designed to increase oil and natural gas output. The technology has been proven to be safe and effective throughout regions of Asia and Eastern Europe. Compared to similar services, such as hydraulic fracturing or acidizing, the Generators(TM) are more effective, safe, and less costly. The Generators(TM) were developed utilizing a method of bed fracture with the pressure of a solid, pulsating propellant charge. The Generators(TM) do not contain explosives and a combustion blast does not occur, which is important for governmental safety and environmental considerations.

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

4.       Patents and Trademarks

         The Company was granted U.S. Patent No. 6,817,298 on November 16, 2004, described as "Solid Propellant Gas Generator with Adjustable Pressure Pulse for Well Optimization." 12 claims were approved by the patent office.

5.       Vendors, Suppliers, Distributors, Customers

         The Company's exclusive Gas Generators(TM) Development Agreement with FR&PC ALTAI, includes a long-term Technology Agreement. The latter was initiated in July 2000, with the first export license delivered to and accepted by the Company in November 2001. This agreement has a ten-year term, with a ten-year renewal option. The Company is obligated, by agreement with FR & PC Altai, to purchase 500 gas generators by April, 2006, to retain its exclusivity in North, South and Central America. If the Company fails to purchase these generators, it will retain distribution rights, but lose exclusivity. The Company, since April, 2004 has had the rights to utilize the technology worldwide.

         The Company estimates that eighty percent (80%) of the stripper wells in the US and Canada are candidates to be successfully treated with the Generator (TM) process.

         The first 60 generators were received in the Company's US warehouse in the spring of 2000.

         The Company has been unable to raise capital to purchase generators and market its products during 2004. The Company has only been able to borrow funds for minimal operations.

6.       The Market: Target Customers and Marketing Strategy

         There are 2.9 million oil and gas wells in North America and 2.5 million wells in Central and South America. The Company believes a substantial portion of these wells, and similar wells in other regions, can benefit from stimulation with the PGDBK Generators(TM). Further, FR&PC ALTAI has determined an average success rate of 70% for oil wells and 90% for gas wells. The Company intends to utilize its technology on properties it operates and owns, or on properties that the Company has a joint venture/working interest.

7.       Competition

         Several companies have been involved or are currently involved in each of the lines of business that compete with the Company's technology, including:
Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company and other oil, natural gas, and coalbed methane exploration and oil and gas production companies.

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

         As stated above, the Company's strategy in all countries is to work in close partnership with industry and government teams to ensure maximum business efficiency and rapid time to market for our products.

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

OUR HISTORY

         We were incorporated on February 2, 1998, in the State of Florida. We initially intended to commercialize the Russian Federation's technology for secondary oil and gas recovery in North, Central and South America. The technology has been used on approximately 30,000 Russian wells to date. We were formed to complete the initial development contract, which was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long-term exclusive contract for the geographic area as mentioned above.

         During October 1999, all of our equity was acquired by Kennsington, Inc. in exchange for 18,714,775 shares of its common stock. As a result of this transaction our principals received approximately 90% of the 20,714,775 outstanding common stock of Kennsington. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. Accordingly, the combination of the two companies is recorded as a recapitalization of Geotec pursuant to which we are treated as the continuing entity. In November of 1999, Kennsington changed its name to Geotec Thermal Generators, Inc. as part of the merger of its subsidiary into itself.

         In March 2004, we entered into a preliminary agreement to acquire TelcoEnergy Corporation and, pending completion of the acquisition of TelcoEnergy, we entered into an operating agreement which enabled TelcoEnergy to operate Geotec pending finalization of the acquisition. TelcoEnergy was engaged in acquiring and developing conventional oil and gas reserves, as well as developing alternative fuels and resource extraction technologies. Consummation of the acquisition was conditioned upon fulfillment of various covenants which have not been satisfied to date. Prior to finalization, our management as well as TelcoEnergy determined that consummation of the acquisition would not be feasible unless TelcoEnergy obtained certain financing which will enable it to implement the primary phase of its business plan. As a result, Geotec and TelcoEnergy agreed to terminate the acquisition agreement and operating agreement, and Mr. Peter Knollenberg, who served as our president pursuant to the operating agreement, resigned in all capacities with our company.

         In December 2004, we acquired a 25% membership interest in Kodiak Productions LLC, a newly formed entity, under an oral agreement in exchange for our agreement to utilize our technology for oil and gas wells, as well as coal bed methane wells, in Wyoming. In January 2005, we entered into an agreement in principle acquiring the remaining 75% of Kodiak not already owned by us from its members. As consideration for this membership interest, each exchanging member will be entitled to receive a percentage of Kodiak's profits based upon his membership interests at the time of the exchange. Mr. Rick Lueck, our CEO, owned 7.5% of Kodiak's membership interests prior to the transaction. Mr. Justin W. Herman, who became our employee and a principal shareholder of our company after this transaction, also owned 7.5% of Kodiak.

         In January 2005, Kodiak completed the acquisition of certain federal and fee oil and gas leases in Wyoming covering approximately 3,520 acres from an unaffiliated third party. Under the terms of the agreement, Kodiak paid the seller $425,000. We provided the $425,000 to Kodiak. The seller reserved an overriding royalty in and to each of the federal oil and gas leases of the difference between the existing royalty and overriding royalty burden and 20% and an overriding royalty in and to the fee oil and gas leases of the difference between the existing royalty and overriding royalty burden and 25%. Kodiak agreed to drill at least 20 wells on the acquired leases during calendar 2005 utilizing our technology. If Kodiak would have failed to meet these minimum requirements, upon the request of the seller Kodiak would have had to convey the ownership of the acquired leases back to the seller and the seller would retain the $425,000 purchase price. On February 1, 2005, this agreement was terminated, and the $425,000 was returned to us.

         In February 2005, we announced that we had entered into a series of agreements, commitments and understandings pursuant to which we have acquired 700,000 tons of coal located on certain land described as 14221 East Arrow Road, Cuba, Illinois, ("Arrow Road Facility"), and as more fully described hereafter. The acquisition of the coal was completed through a series of transactions and investments as described below: ^

         *        We entered into an agreement with an existing shareholder, Dr.
Art Gottmann, who has agreed to invest $2,200,000 in exchange for 16.5 million shares of our common stock which coupled with his existing ownership of 3.3 million shares of our common stock will result in his having 9% of the shares of our common stock to be outstanding following the consummation of the related transactions. Dr. Gottmann will receive a 7% net royalty interest in certain economic rights that our wholly-owned subsidiary, Kodiak Productions, LLC, receives from mineral properties in Wyoming and Montana. We received from Dr. Gottmann $1,000,000 and will receive the remaining $1,200,000, on a promissory basis.

         * We loaned Deerfield Capital Consultants, Inc. $400,000 in exchange for which we acquired a working capital loan that Deerfield Capital had made to Consolidated Resources Group Inc., The working capital loan had enabled Consolidated Resources Group to secure a reclamation permit for the coal storage site located at the Arrow Road Facility. The working capital loan matures on February 10, 2006 with Consolidated Resources Group having the right to extend the maturity of the working capital loan for an additional 12 months. The working capital loan bears interest at 12% per annum payable monthly and is secured by 1,000,000 tons of coal located at the Arrow Road Facility, which is separate from the coal acquisition described below.

         * Deerfield Enterprises, Inc., which is affiliated with Deerfield Capital solely through O'Brian Norris, who was an affiliate of both companies, and is primarily owned and controlled by our affiliates, acquired 1,000,000 tons of coal located at the Arrow Road Facility from Consolidated Resources Group in consideration for performance by Deerfield Capital under a Financial Services Consulting Agreement dated February 2, 2005 with Consolidated Resources Group pursuant to which Deerfield Capital was to obtain funding for Consolidated Resources Group.

         * Deerfield Enterprises has sold and transferred to us 700,000 tons of such coal in exchange for 172 million shares of our common stock. This amount includes 90,000,000 shares of our common stock which has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock. As described elsewhere herein, an aggregate of 156,900,000 shares of our common stock have been issued to date and the remaining 15,100,000 shares have yet to be issued. Of these shares which have been issued, 132,700,000 shares were subsequently distributed to various principals of Deerfield Enterprises for distribution as determined by the principals of Deerfield Enterprises. In addition, Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital for 21 million tons of coal located at the Cuba, Illinois property in exchange for 35 million shares of our common stock. These shares have not been issued as of the date hereof as Deerfield Capital has yet to conclude the transactions necessary to earn the royalty interest it is to be received as described elsewhere herein.

         * Deerfield Enterprises was organized by Mr. Bradley Ray on February 1, 2005 to engage in purchases of the coal property from Consolidated. Richard Lueck, our President, Chief Executive Officer and a principal shareholder of Geotec, who will provide ongoing services in an executive capacity to Deerfield Enterprises, received 25% of the common stock of Deerfield Enterprises. Justin Herman, an employee of Geotec with operating responsibilities for Geotec for mineral development and financial services, received 25% of the common stock of Deerfield Enterprises. O'Brian Norris, an affiliate of Deerfield Capital, received a 25% interest in the common stock of Deerfield Enterprises. Bradley Ray retained a 25% interest in Deerfield Enterprises following the issuance of the other shares of Deerfield Enterprises as described above.

         * Deerfield Enterprises thereafter distributed all shares of common stock that it received in exchange for the coal transfer to us. On the distribution, 45 million shares of our common stock were distributed to Mr. Lueck; 21.7 million shares of our common stock were distributed to Justin Herman; 33 million shares of our common stock were distributed to Mr. Norris; and 33 million shares of our common stock were distributed to Mr. Ray. Deerfield Enterprises will also receive a 20% ownership in Kodiak, our wholly-owned subsidiary, which will engage in oil and gas exploration and acquisition of mineral property assets.

         * In connection with these transactions, Messrs. Lueck, Herman, Ray and Norris have entered into a Custodial and Shareholder's Agreement and have agreed to a lock up of their shares for a period of five years. Mr. Lueck has also agreed to lock up all of the shares he has previously owned, which is approximately 10 million shares of common stock.

         One million tons of coal is located on the land described as 14221 East Arrow Road, Cuba, Illinois 61427( Arrow Road Facility). The coal property was previously appraised in December 2003 by Moss, Johnson & Associates, Ltd. for a predecessor in interest to Consolidated Resources Group.

         On March 14, 2005, we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this annual report these shares have not been issued.

                                  RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in or incorporated by reference into this prospectus before you decide to purchase our securities. If any of the following risks and uncertainties were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

WE HAVE NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, SHAREHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Our board of directors has not adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 900,000 shares have been designated as our Series A Convertible Preferred Stock. We presently have no plans to issue any shares of Series A Convertible Preferred Stock. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTCBB, BUT TRADING IN OUR STOCK IS LIMITED. BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

         The market for our common stock is extremely limited and there are no assurances an active market for our common stock will ever develop. Accordingly, purchasers of our common stock cannot be assured any liquidity in their investment. In addition, the trading price of our common stock is currently below $5.00 per share and we do not anticipate that it will be above $5.00 per share in the foreseeable future. Because the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THOSE CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

         As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-KSB beginning with our report for the fiscal year ended December 31, 2006.

         While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

ITEM 2.           DESCRIPTION OF PROPERTY

         We currently lease facilities consisting of approximately 1,550 square feet of office space in Delray Beach, Florida, pursuant to a one year lease expiring in March 2006, with initial monthly base rental amount of $3,813, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services. Under the terms of the lease, we have a 36-month option to renew during the lease term with a 5% increase in the annual minimum rent paid in the preceding year.

         We also lease a storage facility for storing our gas generators, which is centrally located in the oil/gas producing states, on a month to month basis at $375 per month.

         Kodiak Production Inc. rents a 900 square foot property in Lovell, Wyoming on a month to month basis for $150.00 per month.

         We also rent an executive office in St. Petersburg, Florida comprised of 168 square feet, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services and electricity, for $550 per month. These facilities are used by Jim McConnell and Bradley Ray.

ITEM 3.           LEGAL PROCEEDINGS

         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB under the symbol "GETC." The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB for our last two fiscal years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      High    Low

         Fiscal 2003

         First quarter ended March 31, 2003          $0.40    $0.08
         Second quarter ended June 30, 2003          $0.34    $0.18
         Third quarter ended September 30, 2003      $0.28    $0.16
         Fourth quarter ended December 31, 2003      $0.20    $0.11

         Fiscal 2004

         First quarter ended March 31, 2004          $1.10    $0.10
         Second quarter ended June 30, 2004          $0.61    $0.25
         Third quarter ended September 30, 2004      $0.43    $0.12
         Fourth quarter ended December 31, 2004      $0.20    $0.11

         Fiscal 2005

         First quarter ended March 31, 2005          $0.19    $0.12
         ----------------------------------------------------------

         On April 13, 2005, the last reported sale prices of the common stock on OTCBB was $0.13 per share. As of March 31, 2005 there were approximately 109 shareholders of record of the common stock.

         DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

         On March 15, 2004, we announced our intention to issue a 15% stock dividend to our shareholders of record on the closing date of the acquisition of TelcoEnergy Corporation discussed earlier in this annual report. See "Item 1. Business - Our History." Because the transaction was terminated prior to closing, we do not presently intend to issue any stock dividends on our common stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         None.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 2004 Stock Option Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2004.

                           Number of          Weighted     Number of
                           securities to be   average      securities remaining
                           issued upon        exercise     available for future
                           exercise of        price of     issuance under equity
                           of outstanding     outstanding  compensation plans
                           options, warrants  options,     (excluding securities
Plan category              and rights         warrants     reflected in column
                                              and rights   (a))

                                  (a)            (b)            (c)

2004 Stock Option Aware Plan  ___________     __________    ___________

Equity compensation plans
not approved by stockholders  ___________     __________    ___________

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

RESULTS OF OPERATIONS
---------------------

         General and administrative expenses decreased from $672,922 for the year ended December 31, 2003 to $440,711 for the year ended December 31, 2004, a decrease of $232,211. The decreases were due to payroll reductions, and decreased legal and accounting fees.

         Stock compensation expense increased from $13,750 for the year ended December 31, 2003 compared to $46,500 for the year ended December 31, 2003. In Fiscal 2004, the Company issued common stock valued at $46,500 for legal and investor relations, the fair market value on the date of issuance.

         Gain on retirement of accounts payable decreased from $48,081 for the year ended December 31, 2003 to $25,000 for the year ended December 31, 2004, a decrease of $23,081. This resulted from the settlement of several old payables for a lesser amount than was previously recorded.

         Loss on disposal of assets was $0 for the year ended December 31, 2003 compared to $15,993 for the year ended December 31, 2004. In June of 2004, the Company sold to its Officers office equipment with a net book value of $8,263 for $10 resulting in a loss of $8,253 and patents written off for approximately $7,000.

         Loss on receivable was $0 for the year ended December 31, 2003 compared to $14,000 for the year ended December 31, 2004. The Company advances $14,000 to Telco Energy Corp and determined at year end the amount to be uncollectible.

         Loss on retirement of debt was $21,727 for the year ended December 31, 2004. In February 2004, the Company issued 40,000 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $12,274. The value of those shares on the date of issuance was $44,000. The Company recorded a loss on settlement of $21,727.

         Interest expense for the year ended December 31, 2003 was $69,366 compared to $18,694 for the year ended December 31, 2004, a decrease of $50,672. The decrease is due to the Company's decrease in borrowings and conversion of debt into equity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         For the year ended December 31, 2004, the Company borrowed a total of $26,721 from an investment trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. No demand has been made. In February 2004, the Company converted a $10,000 note payable and $12,274 of accrued interest into 40,000 shares of common stock. The value of those shares on the date of issuance was $44,000. The Company recorded a loss on settlement of $21,727. The Company issued 2,525,000 shares of common stock valued at $463,500 to retire short-term debt due to an investment fund. In July 2004, a consultant exercised 300,000 common stock options resulting in gross proceeds to the Company of $46,800. A shareholder of the Company advanced $200,000 in December 2004, this amount was subsequently converted in common stock in January 2005.

         The Company is in the process of a Private Placement with one party, Dr. Arthur Gottmann, who has invested approximately $1 Million since January 1, 2005, and has committed to an additional $1.2 Million for 16.5 million shares of Geotec's common stock.

         The report of the independent auditors on the Company's financial statements as of December 31, 2004, contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($8,124,322). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells.

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

         Geotec Management is in the process of attempting to secure additional financing through several co-managed financing structures.

ITEM 7.           FINANCIAL STATEMENTS

         Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

         Our management, including our Chief Executive Officer and acting Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME              AGE                   POSITION

W. Richard Lueck           55           President, Chief Executive Officer,
                                        Chief Financial Officer/Director,
                                        Secretary/Treasurer

Bradley T. Ray             54           Chairman of the Board, Executive
                                        Vice President, Corporate Development

         W. RICHARD LUECK has been the Chief Executive Officer, Secretary and a Director for Geotec since its inception in 1998, and has served as its President since November, 2004. Mr. Lueck has accumulated over 30 years of experience in financing, building, and managing of several biomedical companies, with jobs and duties covering executive management, marketing, technology acquisition, quality control and operations. Mr. Lueck also currently holds the positions of Chief Executive Officer and Director for Kodiak Production, LLC.. Mr. Lueck also owns and works with Deerfield Enterprises. See Item 12. Certain Relationships and Related Party Transactions appearing later in this annual report. He has been responsible for the capitalization structure and obtaining financing for several high-growth companies.

         From 1992 through 1996, Mr. Lueck served as Executive Vice president for Cytoferon Corporation, where he was responsible for corporate restructuring, finance, marketing, and scientific development of Viragen, Inc. Mr. Lueck spearheaded Viragen's acquisition of Cytoferon Corporation. From 1988-89, Mr. Lueck was Senior Group manager for Coulter Electronics, where he specialized in marketing, product development, and technology transfers. From 1984 until 1988, Mr. Lueck served as Executive Vice President and Director for American Labor, a company specializing in coagulation and hematology products. Mr. Lueck was also Executive Vice President of Medical Analysis Systems from 1982 to1984, a technology company that stabilized enzymes/clinical reagents. From 1979 until 1981, Mr. Lueck served as Senior Marketing Manager for Warner-Lambert in Southbridge, MA, where he was involved in multi-plant marketing, manufacturing, and operations.

         From 1972 until 1974, Mr. Lueck worked at the University of Minnesota, Masonic Hospital as a Research Scientist for Laboratory Operations, Cancer Research, and Virology. Mr. Lueck received his BS in Biological Sciences/Biochemistry from the University of Minnesota in 1974 and select MBA classes at Nova University and New York Institute of Technology from 1976-77.

         Bradley T. Ray, 54, became the Chairman of the Company on April 1, 2005, and on March 1, 2005 became the Executive Vice President, Corporate Development.

Mr. Ray was a corporate advisor providing consulting and management services since 1999 which included the formation of TecEnergy Ltd. OTC CGGE in 2001. Branson Energy Inc. in 2002 and Branson Energy, Texas in 2002.

In 1999, Mr. Ray organized and headed the bidding process for V-99 an off-shore oil and gas prospect field in Australia.

From 1998 through 1999, Mr. Ray was the Chairman of General Environmental Technologies, Inc. a publicly quoted company at the time.

From 1970 through 2000, Mr. Ray formed Mediquest, Inc. a hospital information systems, operating in 38 states with a marketing partnership (IMAP) with IBM. In 1984, Mediquest acquired from ARA Services, a NYSE listed company, the AR Medical Billing and changed its name to AR/Mediquest, Inc.

In 1996, Mr. Ray acquired GreenWorld Technologies, Inc., a energy conservation company in the HC/HV business.

In 1995, Mr. Ray acquired Heartlabs of America. AR/Mediquest was then, purchased by Heartlabs subsequently Heartlabs name was changed to Medical Industries of America (NASDAQ NATIONAL), as part of the RUSSELL 2000.

In 1995 Mr. Ray co- founded TechnoMed, Inc.

In 1994 Mr. Ray co-founded Consolidated Health Corporation of Mississippi, Inc. the operation and management of four hospitals and five medical clinics and later merged the company with Churchill Technologies and then sold the company to RX/Medical Services in 1995.

In 1991, Mr. Ray was the Chairman of the Board, founder and consultant of Rx/Medical Services Corp. (RMX, AMEX) engaged in two healthcare businesses, the operation and management of four hospitals and five medical clinics (Consolidated Health Corporation of Mississippi, Inc. ("CHC"), and BioLogic Heal Care ("BHC") was conducted through Rx Medical Imaging Corp. ("RxMIC") and Rx Medical Management, Inc. ("Rx Medical Services"), two Florida corporations wholly owned by Rx Medical Services.

In 1991, AR/Mediquest, as directed by Mr. Ray, listed its financial services division on the NASDAQ:BB and subsequently acquired 17 clinical laboratories which qualified the company under the Safe Harbor/Stark Amendment Laws with assets of more then 100 million dollars.

In early 1980, AR/Mediquest, under Mr. Ray's guidance also acquired Wellsprings Data Systems, (F/KA Blue Cross Blue Shield Information Systems of Colorado, making AR/Mediquest the third largest in-house mainframe computer HIS system in the US.

Mr. Ray graduated from High School in 1970 and in 1971 was licensed as an Unlimited General Contractor and Underground Engineering Contractor.

KEY EMPLOYEES

         ALBERT O. BANAHENE has been the Company's Chief Petroleum Engineer since September 1999. His petroleum industry experience spans three continents; North America, Europe and Africa. Practical experience includes reservoir engineering studies, reservoir simulation, well test analysis, production optimization, production forecasting, and oil/gas property evaluation.

         Mr. Banahene was a Petroleum Engineer with JHR Corporation of Bridgeville, PA responsible for Reservoir Management and Production Optimization
(1999) He also worked for Petroleum Reservoir Engineer for GeoKnowledge AS of Oslo developing models for prospect analysis and fiscal regimes (1998). Mr. Banahene acquired extensive Petroleum Production Operations and Reservoir Engineering experience on some West African fields including Nemba Field in Angola; Tano and Saltpond Fields in Ghana; and the Ibex, Kudu and Eland Fields in La Cote d'Ivoire. He worked with the Ghana National Petroleum Corporation for 8 years (1990-1998). During this tenure, he played a key role in developing strategies of integration of West African Energy Projects. He was a member with a dynamic role in a multi-disciplinary team (GNPC-Chevron) in developing some West African oil/gas fields to supply gas to regional thermal plants and other markets - an integrated project. He was part of a multi-disciplinary team (from the World Bank, Ministry of Finance, Ministry of Mines and Energy, National Petroleum and Electric Utility companies) tasked to rank and select proposed thermal power plants to complement existing hydroelectric system. Mr. Banahene has also been involved in petroleum production optimization in Bavli (Byelurus) and Rechitsa (Russia) oil fields in the late 1980's.

         Albert O. Banahene earned a Masters of Engineering Degree from the Colorado School of Mines (1995). He also holds a Masters of Science in Petroleum Engineering from the Moscow Institute of Oil and Gas, Russia (1989). Albert has also earned credits towards the Master of Energy Management program offered at the Norwegian School of Mines in Norway (1998/99).

         JIM MCCONNELL has been our Consultant, Corporate Development since April 2005. Since 1995 he as been President of International Capital Management funding specific projects in real estate, and the oil and gas fields, From mid 70's he was President of Golden Eagle Energy, an energy company drilling and completing oil and gas wells in several western states also pipelines and gathering systems for natural gas including R&M pipelines. Jim is an elder in Presbyterian Church (Pasadena Pres. Church 25 yrs.) Trustee for Tampa Bay Presbytery for six years. Jim graduated from the University of Alabama with a BA in Pre-Law, in 1957.

DIRECTORS' COMPENSATION

         We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. ^

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our directors were either involved in the formation of our company, as in the case of Mr. Lueck, or have been added to our Board as a result of transactions we have undertaken in fiscal 2005, as in the case of Mr. Ray. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our shareholders and at least one of which who is an "audit committee financial expert" described below.

         Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         * understands generally accepted accounting principles and financial statements,
         * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         *        understands internal controls over financial reporting, and
         *        understands audit committee functions.

CODE OF ETHICS

         We have not yet adopted a Code of Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions, since our management group is being currently established. The Code will be formulated once our management group is in place.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2004 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2004, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2004, other than indicated below:

         Mr. Peter Knollenberg, who served as our Chairman and President during fiscal 2004, was late in the filing of his Form 3.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

                                         SUMMARY COMPENSATION TABLE

                                Annual Compensation               Long-term compensation
                           -----------------------------     ---------------------------------
                                                                     Awards                       Payouts
                                                             ----------------------             -----------
Name                                          Other                      Securities              All other
and                                           Annual         Restricted  underlying     LTIP      compen-
principal                  Salary    Bonus    Compen-        stock       options/      payouts    sation
position          Year     ($)        ($)     sation ($)     awards      SARs (#)       ($)         ($)
-----------------------------------------------------------------------------------------------------------
W. Richard        2004     $175,000  _____    __________     __________  ________      _______     _____
 Lueck(1)         2003     $175,000    0           0              0      500,000(2)       0          0
                  2002     $175,000    -           -              -         -             -          -

Daniel Pepe(3)    2003     $175,000    0           0              0      500,000(4)       0          0
                  2002     $175,000    -           -              -         -             -          -

(1) Mr. Lueck has served as our CEO since 1998. Effective January 1, 1999, we entered into five-year employment agreement with Mr. Lueck which provided an annual base annual salary of $175,000; on October 1, 2000 our Board of Directors increased Mr. Lueck's annual base salary to $250,000. On March 31, 2001, Mr. Lueck agreed to a reduction in his annual base salary to $175,000. At December 31, 2003 we owed Mr. Lueck $467,228 in accrued but unpaid salary under his employment agreement. In February 2004 we issued him 2,214,492 shares of our common stock valued at $476,116 as payment for $438,069 of accrued but unpaid salary due under the employment agreement and reimbursement for $38,047 of expenses. During fiscal 2004 we continued to accrue Mr. Lueck's his base salary under the terms of the employment agreement. At December 31, 2004 we owed Mr. Lueck $204,159 in accrued but unpaid salary.

(2) In February 2003 Mr. Lueck was granted three year options to purchase 500,000 shares of common stock with an exercise price of $.15 per share as additional compensation valued at $75,000.

(3) Mr. Pepe served as our President from 1998 until March 2004. Effective January 1, 1999, we entered into five-year employment agreement with Mr. Pepe which provided an annual base annual salary of $175,000; on October 1, 2000 our Board of Directors increased Mr. Pepe's annual base salary to $250,000. On March 31, 2001, Mr. Pepe agreed to a reduction in his annual base salary to $175,000. At December 31, 2003 we owed Mr. Pepe $454,920 in accrued but unpaid salary under his employment agreement. In February 2004 we issued him 1,280,233 shares of our common stock valued at $275,250 as payment for $224,302 of accrued but unpaid salary due under the employment agreement and reimbursement for $50,948 of expenses. During fiscal 2004 we continued to accrue his base salary under the terms of the employment agreement until his date of termination. At December 31, 2004, we owe Mr. Pepe $259,785 of accrued but unpaid salary.

(4) In February 2003 Mr. Pepe was granted three year options to purchase 500,000 shares of common stock with an exercise price of $.15 per share as additional compensation valued at $75,000.


EMPLOYMENT AGREEMENTS

         Our previous employment agreement with our CEO, W. Richard Lueck, expired on December 31, 2004. Effective April 1, 2005, we will enter into a five-year employment agreement with Mr. Lueck to serve as our President and CEO. As compensation, he shall be entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Lueck shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Lueck with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Lueck's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

         Effective January 1, 2005, we entered into a five year employment agreement with Mr. Justin W. Herman to serve as our Director, Financial Services. As compensation he is paid an annual salary of $100,000 during the term of the agreement; this salary shall automatically increase to $200,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Herman is entitled to participate in medical and other benefit plans we may offer and he is entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Herman's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

         Effective March 1, 2005, we entered into a five-year employment agreement with Bradley T. Ray to serve as our Executive Vice President, Corporate Development. As compensation he shall be entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Ray shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Ray with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Ray's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

         Effective April 1, 2005, we entered into a five year employment agreement with Mr. Jim McConnell to serve as our Consultant, Corporate Development. As compensation he is paid an annual salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. McConnell is entitled to participate in medical and other benefit plans we may offer and he is entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. McConnell's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

STOCK OPTION INFORMATION

         The following table sets forth certain information with respect to stock options granted in fiscal 2004 to the Named Executive Officers.

                         Option Grants in Year Ended December 31, 2004
                                    (individual grants)
                     NO. OF SECURITIES    % OF TOTAL OPTIONS/SARs
                   UNDERLYING OPTIONS      GRANTED TO EMPLOYEES      EXERCISE   EXPIRATION
     NAME             SARs GRANTED            IN FISCAL YEAR          PRICE        DATE
     ----         ---------------------   -----------------------    --------   ----------
W. Richard Lueck        __________            ____________           ________    ________

         The following table sets forth certain information regarding stock options held as of December 31, 2004 by the Named Executive Officers.

                    Aggregate Option Exercises in Year Ended December 31, 2004
                                  and Year-End Option Values
                                                 NO. OF SECURITIES
                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                      SHARES                      OPTIONS AT               IN-THE-MONEY OPTIONS AT
                     ACQUIRED     VALUE       DECEMBER 31, 2004(5)          DECEMBER 31, 2004(1)
                        ON      REALIZED   --------------------------    --------------------------
NAME                 EXERCISE       $      EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
----                 --------   --------   -----------  -------------    ----------- --------------
W. Richard Lueck         0         n/a        500,000         0            $5,000           0

(1) The unexercised in-the-money options are exercisable at $0.15 per share. The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $016 per share, being the last sale price of our common stock on January 3, 2005 as reported by the OTCBB.


2004 STOCK OPTION PLAN

         On July 22, 2004, our Board of Directors authorized and holders of a majority of our outstanding common stock approved and adopted our 2004 Stock Option Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. We have currently reserved 10,000,000 of our authorized but unissued shares of common stock for issuance under the plan, and a maximum of 10,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by our Board of Directors and shareholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.

         The plan is administered by our Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those of our officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

         Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only our employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

         Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value of our common stock on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

         All incentive stock options expire on or before the 10th anniversary of the date the option is granted; however, in the case of incentive stock options granted to an eligible employee owning more than 10% of the common stock, these options will expire no later than five years after the date of the grant. Non-qualified options expire 10 years and one day from the date of grant unless otherwise provided under the terms of the option grant.

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee dies while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier. If an optionee's employment terminates for any reason other than death or disability, the optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options shall terminate. If an optionee's employment shall terminate for any reason other than death, disability or retirement, all right to exercise the option shall terminate not later than 90 days following the date of such termination of employment.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         The Board of Directors or committee may amend, suspend or terminate the plan at any time. However, no such action may prejudice the rights of any holder of a stock grant or optionee who has prior thereto been granted options under the plan. Further, no amendment to the plan which has the effect of increasing the aggregate number of shares subject to the plan (except for adjustments due to changes in our capitalization), or changing the definition of "eligible person" under the plan, may be effective unless and until approved by our shareholder in the same manner as approval of the plan was required. Any such termination of the plan shall not affect the validity of any stock grants or options previously granted thereunder. Unless the plan shall previously have been suspended or terminated by the Board of Directors, the plan terminates on June 22, 2014.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At March 31, 2005, there were 210,956,723 shares of our common stock issued and outstanding. The following table sets forth, as of March 31, 2005, information known to us relating to the beneficial ownership of these shares by:

                  - each person who is the beneficial owner of more than 5% of the outstanding shares of the class of stock;
                  -        each director;
                  -        each executive officer; and
                  -        all executive officers and directors as a group.

         The shares of our common stock issued and outstanding at March 31, 2005 excludes shares of our common stock we agreed to issue prior to that date or have issued or agreed to issue after that date as described elsewhere herein. Unless otherwise indicated, the business address of each person listed is in care of 110 East Atlantic Avenue, Suite 200, Delray Beach, Florida 33444. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 31, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 31, 2005 have been exercised or converted.


Name of                             Amount and Nature of       Percentage
Beneficial Owner                    Beneficial Ownership        of Class
----------------                    --------------------       ----------

W. Richard Lueck 1                       55,991,992              26.4%
Bradley T. Ray 2                         33,000,000              15.6%
All officers and directors
as a group (two persons) 1,2,3,4         88,991,992              42.1%
                                         ----------              -----

Justin W. Herman 3                       21,700,000              10.3%

Deerfield Enterprises, Inc. 4            24,200,000              11.5%

Dr. Art Gottmann 5                       17,249,351               8.2%
O'Brian Norris 6                         33,000,000              15.6%


1        Includes 7,350,000 shares of common stock owned by Honest Tee Control
Trust of which Mr. Lueck is the trustee, 140,000 shares of common stock owned by Lucrative Company Trust for which he is the trustee and options to purchase 500,000 shares of our common stock at an exercise price of $0.15 per share. Excludes shares of our common stock owned by Deerfield Enterprises, Inc. of which Mr. Lueck is a 25% shareholder.

2        Excludes 8,000,000 shares of our common stock we have agreed to issue to Mr. Ray upon the exercise of a warrant granted in connection with a consulting agreement described later under Item 12. Certain Relationships and Related Parties, and 24,200,000 shares of our common stock owned by Deerfield Enterprises, Inc. of which Mr. Ray is an executive office and 25% shareholder.

3        Excludes shares of our common stock owned by Deerfield Enterprises,
Inc. of which Mr. Herman is a 25% shareholder.

4        Deerfield Enterprises, Inc. is an affiliate of Geotec and is controlled by Messrs. Lueck, Ray and Herman.

5        Includes 114,000 shares of common stock owned by IRO Management Trust of which Dr. Gottmann is the trustee.

6        Mr. Norris is President of Deerfield Capital Consultants, Inc.
Excludes any of our securities owned by Deerfield Enterprises, Inc. of which he is a 25% shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 2004, we acquired a 25% membership interest in Kodiak Productions LLC, a newly formed entity, under an oral agreement in exchange for our agreement to utilize our technology for oil and gas wells, as well as coal bed methane wells, in Wyoming. In January 2005 we entered into an agreement in principle acquiring the remaining 75% of Kodiak not already owned by us from its members. As consideration for these membership interest, each exchanging member will be entitled to receive a percentage of Kodiak's profits based upon his membership interests at the time of the exchange. Mr. Rick Lueck, our CEO, owned 7.5% of Kodiak's membership interests prior to the transaction and Mr. Justin Herman, who was named our Director, Financial Services after this transaction, owned 7.5% of Kodiak's members interests prior to the transaction. As a result, Messrs. Lueck and Herman will each be entitled to receive 7.5% of Kodiak's profits. Dr. Arthur Gottmann subsequently acquired 7% net royalty interest in Kodiak, due to his investment in the Company, and the balance of the net royalty interest in Kodiak was transferred to the Company.

         In January 2005, we entered into a two month consulting agreement with Bradley T. Ray under which he was engaged to provide us with introductions to business contacts and advice regarding asset utilization, asset acquisition, and merger or acquisition targets. We paid Mr. Ray $20,000 for his services and issued him a warrant under our 2004 Stock Option Plan to purchase 8,000,000 shares of our common stock which is exercisable at such time as he agreed to join our company on a full time basis, and execute an employment contract which occurred on April 1, 2005. Mr. Ray is not required to tender any other consideration for the exercise of this warrant. As a result of the transactions described below Mr. Ray is now an executive officer and principal shareholder of Geotec, however, at the time we entered into this consulting agreement he was an unaffiliated third party. The consulting agreement has now terminated and as describe elsewhere in this annual report in March 2005 we entered into a five-year employment agreement with Mr. Ray.

         In February 2005, we entered into an agreement with an existing shareholder, Dr. Art Gottmann, to purchase 16,500,000 shares of our common stock for $2,200,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. As additional consideration, Dr. Gottmann will receive a 7% net royalty interest in certain economic rights that our wholly-owned subsidiary, Kodiak Productions, LLC, receives from mineral properties in Wyoming and Montana. We received from Dr. Gottmann $1,000,000 and have received a note for $1,000,000 and a promised to pay the $205,000 due within sixty days from March 31, 2005.

         As described elsewhere in this annual report, in February 2005 we entered into a series of transactions with two companies, Deerfield Enterprises, Inc. and Deerfield Capital Consultants, Inc. Deerfield Enterprises, Inc. is a newly formed Florida corporation which is owned equally by Messrs. W. Richard Lueck, Bradley T. Ray, Justin W. Herman and O'Brian Norris. Messrs. Lueck and Herman were affiliates of Geotec prior to these series of transactions and, as a result of the transactions, Messrs. Ray and Norris became employees, executive officers and affiliates of Geotec. Deerfield Capital Consultants, Inc., a Florida corporation formed in 2004, is controlled by Mr. Norris. As a result of these transactions,

         * We loaned Deerfield Capital Consultants, Inc. $400,000 under a note bearing interest at 12% per annum and which matures on February 10, 2006. The loan is secured by 1,000,000 tons of coal located at the Arrow Road Facility in Cuba, Illinois. As additional consideration for this loan to Deerfield Capital Consultants, Inc., we acquired a working capital loan made by Deerfield Capital Consultants in February 2005 to Consolidated Resources Group, Inc. which had enabled Consolidated Capital Resources Group, Inc. to secure a reclamation permit for the coal storage site located at the Arrow Road Facility in Cuba, Illinois.

         Consolidated Resource Group, Inc. is a publicly-held company whose shares are quoted on the Pink Sheets under the symbol CSRZ but which is not current in its filing obligations under the Securities Exchange Act of 1934. The terms of this working capital loan are covered by a Loan Agreement between Deerfield Capital Consultants and Consolidated Resource Group (the "Loan Agreement") and is evidenced by a promissory note in the principal amount of $400,000 (the "Consolidated Note") and a security agreement (the "Consolidated Security Agreement"). Upon closing of the Loan Agreement Consolidated Resources Group was to assign the rights to 1,000,000 tons of coal to Deerfield Capital Consultants under the terms of the Financial Services Consulting Agreement between the parties which is described below.

         Under the terms of the Loan Agreement and the Note, Deerfield Capital lent Consolidated Resource Group $400,000 which was to be used solely for the purpose of paying expenses associated with the acquisition by Consolidated Resource Group of a land reclamation permit from the State of Illinois for coal located on the land at 14221 East Arrow Road, Cuba, Illinois. Consolidated Resource Group paid Deerfield Capital $80,000 in lender fees upon the closing of the transaction. The Loan Agreement provided that Lancaster International Corporation, the 51% shareholder of Consolidated Resource Group, was to designate two members to Consolidated Resource Group's Board of Directors and that $270,000 of the proceeds of the loan were to be transferred to Lancaster International upon the closing of the transaction.

         The Loan Agreement contains certain restrictive covenants prohibiting Consolidated Resource Group from taking certain actions as long as the Note is outstanding, such as entering into any financial commitment which would affect the ability of Consolidated Resources to repay the Note, or merging or otherwise liquidating the company, as well as limiting all compensation payable to officers, directors and certain employees to $2,000,000 in the aggregate in any one fiscal year, and requires it to maintain net working capital of at least $50,000, as well a providing certain ongoing information. The Note bears interest at 12% per annum, payable monthly in advance, and the principal and interest is due at maturity which February 10, 2006, unless extended at the option of the borrower to February 10, 2007. As collateral for the Note, Consolidated Resources has granted Deerfield Capital a security interest in 1,000,000 tons of coal located at 14221 East Arrow Road, Cuba, Illinois, including any proceeds from the sale of the coal.

         * In February 2005, Deerfield Capital Consultants entered into a Financial Services Consulting Agreement with Consolidated Resources Group under which Deerfield Capital Consulting was engaged to obtain a commitment for fundings for Consolidated Resources Group. Under the terms of the agreement upon the closing of a loan of at least $300,000 to Consolidated Resources Group from Deerfield Capital Consultant's funding sources, Consolidated Resources Group was to transfer ownership of 1,000,000 tons of coal to Deerfield Capital Consultants. For the first four tons of coal processed and sold by Consolidated Resources Group, one ton of the coal transferred to Deerfield Capital Consultants was to be processed and sold and proceeds transferred to Deerfield Capital Consultants. At such time as Deerfield Capital Consultants arranges a $12,000,000 asset based working capital loan for Consolidated Resources Group,

                  Deerfield Capital Consultants is to receive 5% of all net income before taxes, interest and depreciation from the sale of the remaining 22 million tons of coal that has been, or will be, purchased from Lancaster International Corporation, the majority stockholder of Consolidated Resources Group, assuming that Consolidated Resource Group exercises its option to purchase an additional 18 million tons of coal.

         * We then acquired 700,000 tons of coal from Deerfield Enterprises in exchange for 172 million shares of our common stock. This amount includes 90,000,000 shares of our common stock which has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock.

         * Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital Consultants on 21,000,000 tons of coal located at the Cuba, Illinois site in exchange for 35,000,000 shares of our common stock. These shares have not been issued as of the date hereof as Deerfield Capital has yet to conclude the transactions necessary to earn the royalty interest it is to received as described elsewhere herein.

         * Deerfield Enterprises then distributed 132,700,000] of the 156,900,000 shares of our common stock it acquired in connection with the purchase of 700,000 tons of coal described above as follows:

                  W. Richard Lueck           45,000,000 shares
                  Bradley T. Ray             33,000,000 shares
                  Justin W. Herman           21,700,000 shares
                  O'Brian Norris             33,000,000 shares

                           Deerfield Enterprises retained the remaining
                  24,200,000 shares of our common stock it received.

         * In connection with these transactions, we have entered into a Custodial and Shareholders' Agreement with Messrs. Lueck, Herman, Ray and Norris and our subsidiary, Kodiak Productions, LLC. The agreement was enter into to provide a means for our company to acquire income producing assets from Deerfield Enterprises and for Deerfield Enterprises to acquire equity in both Geotec and Kodiak. The agreement provides:

         * that it is a temporary agreement and is subject to revision or modification with the consent of all parties,

         * that there are two classes of individual shareholders who are parties to the agreement. The "Specific Shareholders" include Messrs. Lueck, Herman, Ray and Norris, and the "Shareholders" are Dr. Gottmann, Messrs. Oscar Sanchez, Michael Parkoff and Cesar Nunnis and ENG Investment Trust. Dr. Gottmann is a shareholder of our company and, as described above, recently purchased an additional 16,500,000 shares of our common stock for $2,200,000 in a private transaction and, as additional consideration, Dr. Gottmann will receive a 7% net royalty interest in certain economic rights that Kodiak receives from mineral properties in Wyoming and Montana. Only the Specific Shareholders, however, are signatories to the agreement,

         * Deerfield Enterprises agreed to invest 100,000 tons of coal into Geotec and 100,000 tons of coal into Kodiak as income producing assets in exchange for 47,000,000 shares of our common stock and 20% ownership of Kodiak. As a result of this transaction, Mr. Lueck shall be entitled to purchase 13,700,000 shares of our common stock and Mr. Herman shall be entitled to purchase 9,400,000 shares of our common stock. The remaining 23,900,000 shares of our common stock to be issued in this transaction will be issued to the Shareholders as determined jointly by Messrs. Ray and Norris.

         * Deerfield Enterprises also agreed to invest 600,000 tons of coal into our company in exchange for the series of preferred stock to be created which will convert into 90,000,000 shares of our common stock. The 90,000,000 shares of common stock has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock. In connection with this transaction, Mr. Lueck is entitled to purchase 22,500,000 shares of our common stock and Mr. Herman is entitled to purchase 6,900,000 shares of our common stock, with the remaining 60,600,000 shares of our common stock to the Shareholders as determined jointly by Messrs. Ray and Norris,

         * Finally, Deerfield Enterprises agreed to invest 2% of the 5% royalty that Deerfield Capital Consultants is to receive from 22,000,000 tons of coal sale by Consolidated Capital Resources Group in exchange for 35,000,000 shares of our common stock. These shares are to be issued quarterly as sales are completed and funds are received. In connection with this transaction, Mr. Lueck will be entitled to purchase 8,800,000 shares of our common stock and Mr. Herman will be entitled to purchase 3,500,000 shares of our common stock, with the remaining 22,700,000 shares to be issued in this transaction will be issued to the Shareholders as determined jointly by Messrs. Ray and Norris. We have not issued any of these shares of common stock as of the date of this annual report as the royalty has yet to be earned by Deerfield Capital Consultants.

         * All of the Shareholders were given an irrevocable right to purchase our securities for the sum as nominal consideration for each transaction by each individual shareholder,

         * The 20% equity ownership in Kodiak is to be determined by Messrs. Ray and Norris, with Messrs. Lueck and Herman waiving any rights to receive any of the Kodiak equity, and

         * the agreement further provides that all parties to the agreement, including those who are not signatories, have agreed to lock-up their shares for a period of five years, with the provision that all parties are to benefit based upon their share ownership in any future transaction which may occur for or on behalf of either Geotec or Kodiak such that shareholders could benefit, as agreed by each and all the Specific Shareholders. Mr. Lueck has also agreed to deposit securities held in his name or that of Honest Tee Control Trust and Lucrative Trust for which is he trustee into the same escrow account. In lieu of an escrow account, the stock certificates are presently being stored in Mr. Lueck's personal safety deposit box.

         On March 14, 2005 we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of mined coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. We have not yet issued these shares of common stock.

                                     PART IV
ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO                 DESCRIPTION

3.1      Articles of Incorporation (1)
3.2      Articles of Amendment to the Articles of Incorporation (4)

3.3      Bylaws (1)
3.4 Articles of Amendment to the Articles of Incorporation re: Series B Convertible Preferred Stock (7)
10.1 Agreement for Exchange of Common Stock with Geotec Thermal Generators, Inc. (2)
10.2     2004 Stock Option Plan (3)
10.4     Custodian and Shareholder's Agreement (5)
10.5     Financial Services Consulting Agreement (5)
10.7 Loan Agreement, Promissory Note and Security Agreement between Deerfield Capital Consultants, Inc. and Consolidated Resources Group, Inc. (5)
10.8     Consulting Agreement with Bradley T. Ray (5)
10.13    Stock/Commodity Exchange Agreement (6)
23.1     Consent of Independent Certified Public Accountants *
31.1     Section 302 Certificate of Chief Executive Officer *
31.2     Section 302 Certificate of Chief Financial Officer *
32.1     Section 906 Certificate of Chief Executive Officer *
32.2     Section 906 Certificate of Chief Financial Officer *

(1) Incorporated by reference to the Form 10-SB as filed on June 6, 1999, as amended.
(2) Incorporated by reference to the Report on Form 8-K as filed on November 30, 1999.
(3) Incorporated by reference to the registration statement on Form S-8, file number 333-117119, as filed on July 2, 2004.
(4) Incorporated by reference to the Schedule 14C Information Statement filed on September 28, 2004.
(5) Incorporated by reference to the Report on Form 8-K as filed on February 28, 2005.
(6) Incorporated by reference to the Report on Form 8-K as filed on March 18, 2005.
(7) Incorporated by reference to the Report on Form 8-K as filed on April _____, 2005.

*        filed herewith

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that we paid or accrued for the audit and other services provided by Sherb & Co., LLP for the 2004 and 2003 fiscal years.

                           Fiscal 2004      Fiscal 2003
                           -----------      -----------

Audit Fees                  $ 19,500           $14,000
Audit-Related Fees                 0                 0
Tax Fees                           0                 0
All Other Fees                     0                 0
                            --------           -------
         Total              $ 19,500           $14,000
                            ========           =======

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 were pre-approved by the entire Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Geotec Thermal Generators, Inc.

                                             By: /s/ W. Richard Lueck
                                             ----------------------------
                                             W. Richard Lueck,
                                             President, Chief Executive
                                             Officer, Chief Financial
                                             Officer, Secretary,
                                             Treasurer, principal
                                             executive officer and
                                             financial accounting

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                 Title                              Date
         ---------                 -----                              ----

/s/ W. Richard Lueck     Director, President, Chief Executive     April 15, 2005
--------------------     Officer, Chief Financial Officer,
W. Richard Lueck         Secretary, Treasurer, principal executive
                         officer and principal financial officer


/s/ Bradley T. Ray       Chairman of the Board, Executive Vice    April 15, 2005
------------------       President, Corporate Development
Bradley T. Ray

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statement of Stockholders' Deficit                             F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Financial Statements                                        F-6 - F-13

            REPORT OF INDEPENDEDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Geotec Thermal Generators, Inc.

We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders' deficit of $8,124,322 and a working capital deficiency of $865,455 at December 31, 2004, has net losses and cash used in operations of $532,625 and $346,550 respectively, for the year ended December 31, 2004. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                /S/ Sherb & Co., LLP
                                                Certified Public Accountant

Boca Raton, Florida
April 5, 2005

                         GEOTEC THERMAL GENERATORS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS

CURRENT ASSETS:
     Cash ......................................................    $   131,409
     Due from related party ....................................         23,530
                                                                    -----------
        TOTAL CURRENT ASSETS ...................................        154,939
                                                                    -----------

DEPOSIT ........................................................         16,879
                                                                    -----------
                                                                    $   171,818
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable ..........................................    $    72,027
     Due to officer ............................................        204,159
     Accrued expenses ..........................................        422,237
     Notes payable .............................................        121,971
     Shareholder advances ......................................        200,000
                                                                    -----------
        TOTAL CURRENT LIABILITES ...............................      1,020,394
                                                                    -----------


STOCKHOLDERS' DEFICIT:

    Preferred Stock no par value, 10,000,000 authorized
        no shares issued and outstanding .......................           --
     Common stock, $.001 par value, 250,000,000
        shares authorized; 37,556,723 shares
        issued and outstanding .................................         37,557
     Additional paid-in capital ................................      7,238,189
     Accumulated deficit .......................................     (8,124,322)
                                                                    -----------
        TOTAL STOCKHOLDERS' DEFICIT ............................       (848,576)
                                                                    -----------
                                                                    $   171,818
                                                                    ===========

                 See notes to consolidated financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Years
                                                       Ended December 31,
                                                       2004            2003
                                                   ------------    ------------
COSTS AND EXPENSES:
    General and administrative .................   $    440,711    $    672,922
    Stock compensation expense .................         46,500          13,750
                                                   ------------    ------------

OPERATING LOSS .................................        487,211         686,672

    Gain on retirement of accounts payable .....         25,000          48,081
    Loss on disposal of assets .................        (15,993)           --
    Loss on receivable .........................        (14,000)           --
    Loss on retirement of debt .................        (21,727)           --
    Interest expense, net ......................        (18,694)        (69,366)
                                                   ------------    ------------

NET LOSS .......................................   $   (532,625)   $   (707,957)
                                                   ------------    ------------

NET LOSS PER SHARE BASIC AND DILUTED ...........   $      (0.02)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING .........................     36,469,312      29,023,463
                                                   ============    ============

                 See notes to consolidated financial statements

                                           GEOTEC THERMAL GENERATORS, INC.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                   Preferred Stock       Common Stock     Additional
                                   ---------------- --------------------   Paid-in    Accumulated
                                   Shares   Amount    Shares     Amount    Capital      Deficit       Total
                                   ------   ------  ----------   -------  ----------  -----------  -----------
Balance at December 31, 2002 ......     -   $    -  25,654,652   $25,655  $5,185,290  $(6,883,740) $(1,672,795)

 Sale of common stock .............     -        -   1,050,000     1,050      14,950            -       16,000
 Options issued for services ......                          -         -      13,750            -       13,750
 Conversion of debt ...............     -        -   3,303,213     3,303     491,929            -      495,232
 Net loss .........................     -        -           -         -           -     (707,957)    (707,957)

                                   ------   ------  ----------   -------  ----------  -----------  -----------
Balance at December 31, 2003 ......     -        -  30,007,865    30,008   5,705,919   (7,591,697)  (1,855,770)

 Stock issued for services ........     -        -     350,000       350      46,150            -       46,500
 Contributed capital ..............     -        -           -         -      30,000            -       30,000
 Exercise of stock options ........     -        -     405,867       406      46,394            -       46,800
 Conversion of debt to equity .....     -        -   2,565,000     2,565     504,935            -      507,500
 Conversion of accrued salary and
  accounts payable to common stock      -        -   4,227,991     4,228     904,791            -      909,019
 Net loss ........................      -        -           -         -           -     (532,625)    (532,625)
                                   ------   ------  ----------   -------  ----------  -----------  -----------
Balance at December 31, 2004 ......     -   $    -  37,556,723   $37,557  $7,238,189  $(8,124,322) $  (848,576)
                                   ======   ======  ==========   =======  ==========  ===========  ===========

                                    See notes to consolidated financial statements

                                                         F-4

                         GEOTEC THERMAL GENERATORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years ended December 31,
                                                          2004           2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss ......................................    $(532,625)    $(707,957)

     Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation and amortization ...............        2,960         4,613
       Write-off of inventories ....................            -        12,636
       Gain on retirement of accounts payable ......      (25,000)      (48,081)
       Loss on retirement of debt ..................       21,727             -
       Loss on sale of fixed assets ................        8,253             -
       Common stock issued for services ............       46,500        13,750
       Contributed capital .........................       30,000             -

     Changes in assets and liabilities:
         Due from related party ....................      (23,530)            -
         Accounts  payable related party ...........            -        35,735
         Accrued expense ...........................       91,026       195,984
         Accounts  payable .........................       34,139         2,555
                                                        ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES ..............     (346,550)     (490,765)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Due to officers ...............................      204,167       374,309
     Proceeds from issuance of debt ................       26,721       100,577
     Advances from shareholders ....................      200,000             -
     Proceeds for excercise of stock options .......       46,800             -
     Proceeds from issuance of common stock ........            -        16,000
                                                        ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      477,688       490,886
                                                        ---------     ---------


NET INCREASE IN CASH ...............................      131,138           121

CASH, beginning of year ............................          271           150
                                                        ---------     ---------
CASH, end of year ..................................    $ 131,409     $     271
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Non cash transactions
Cash paid for:

Interest ...........................................    $       -     $       -
                                                        =========     =========

Taxes ..............................................    $       -     $       -
                                                        =========     =========


         Conversion of debt to common stock ........    $ 507,500     $ 495,232
                                                        =========     =========

         Conversion of accrued salary and accounts
           payable to common stock .................    $ 909,019     $       -
                                                        =========     =========

                 See notes to consolidated financial statements

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

In December 2004, the Company founded Kodiak Production, LLC. Kodiak Production, LLC. is a limited liability Wyoming corporation and had no significant activity, other than formation, and organization. The Company acquired a 25% working interest in Kodiak. Kodiak was created to develop, produce and drill oil and gas properties in Wyoming and Montana.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Presentation - The Company has incurred operating losses of $532,625 and $707,957 for the years ended December 31, 2004 and 2003. There is also a working capital deficiency of $865,455 at December 31, 2004. No assurances exist that the Company will not encounter substantial delays and expenses related to the financing of its completion of its product development and marketing efforts. The Company will be required to expand its management and administrative capabilities in order to manage the aforementioned items as well as to respond to competitive market conditions. These and other factors may require additional funds and the Company may seek such funds through additional equity financing, debt financing, collaborative arrangements or from other resources. Such funds may not be available on terms acceptable to the Company.

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

C. The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2004, the Company had deposits in excess of federally insured amounts of approximately $30,600 at a financial institution. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

D. Property and equipment - Property and equipment is stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets.

E. Stock based compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

G. Net loss per share - The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128. The Company had 1,825,000 and 2,125,000 stock options at December 31, 2004 and 2003, respectively not included in diluted earnings per share because the options would be anti-dilutive because the Company had a net loss.

H. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

I. Recent accounting pronouncements - In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

J. Principles of Consolidation - The accompanying consolidated financial statement include the accounts of Geotec and its subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

3. Due From Related party

The Company advanced $23,530 to an employee of Kodiak Production, LLC. The amounts are to be repaid no later than December 2005.

4. DUE TO OFFICERS

The Company has accrued unpaid wages to its officers. As of December 31, 2004, the amount of these accruals was $204,159.

5. Shareholder Advances

A shareholder of the Company advanced $200,000 to the Company in December 2004. This amount was subsequently converted into common stock.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6. NOTES PAYABLE

The Company owes a total of $121,971 from an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. During the year ended 2004 the Company converted $463,500 of debt due to the Investment trust into 2,400,000 shares of common stock valued at $.18 per share and 125,000 shares of common stock valued at $.30 per share, the fair market value at the date of issuance. In February 2004, the Company converted a $10,000 note payable and $12,274 of accrued interest into 40,000 shares of common stock. The value of those shares on the date of issuance was $44,000. The Company recorded a loss on settlement of $21,727.

6. ACCRUED EXPENSES

Accrued expenses consist of accrued salary to two former employees and a former officer of the Company.

7. COMMON STOCK

In September 2004, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 250,000,000 shares and to create a class of "blank check" preferred stock consisting of 10,000,000 shares.

In January 2004, the Company issued 200,000 shares of common stock valued at $24,000 based on the fair market value on the date of issuance, for investor relation services.

In February 2004, the Company issued a total of 700,000 shares of common stock to two employees in lieu of accrued salaries of $150,500 based on the fair market value on the date of issuance.

In February 2004, the Company issued a total of 33,266 shares of common stock to an employee in lieu of $7,152 based on the fair market value on the date of issuance, owed for expenses.

In February 2004, the Company issued a total of 1,280,233 shares of common stock to its former president in lieu of $50,948 owed for expenses and $224,302 of accrued salary based on the fair market value on the date of issuance.

In February 2004, the Company issued a total of 2,214,492 shares of common stock to its Chief Executive Officer in lieu of $38,047 owed for expenses and $438,069 of accrued salary based on the fair market value on the date of issuance.

In February 2004, the Company issued 40,000 shares of common stock valued at $15,000 to retire $10,000 of short-term debt and accrued interest of $12,274. The fair market value of those shares on the date of issuance was $44,000. The Company recorded a loss on settlement of $21,727.

In February 2004, the Company issued 2,400,000 shares of common stock valued at $426,000, the fair market value on the date of issuance, to retire $426,000 of short-term debt due to an investment fund.

In February 2004, a consultant exercised 125,500 stock options with an exercise price of $0.15 pursuant to a cash less exercise provision. This resulted in the issuance of 105,867 shares being issued to the consultant.

In May 2004, the Company converted $37,500 of notes and accrued interest into 125,000 shares of common stock, the shares were valued at fair market value on the date of issuance.

In July 2004, a consultant exercised 300,000 common stock options resulting in gross proceeds to the Company of $46,500 based on the fair market value on the date of issuance.

In July 2004, the Company issued 50,000 shares of common stock valued at $7,500 based on the fair market value on the date of issuance,in exchange for legal services rendered.

In December 2004, the Company issued 100,000 shares of common stock to an employee valued at $15,000, the fair market value on the date of issuance.

In December 2004, an unrelated third party paid $30,000 of consulting expenses on behalf of the Company. These amounts have been recorded as a contributed capital.

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

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is as follows:

                                       Years ended December 31,
                                 ------------------------------------
                                        2004               2003
                                 -----------------  -----------------

Tax benefit computed
  at statutory rate               $       (168,000) $     (241,000)


State income taxes                         (16,000)        (25,000)

Change in valuation                        184,000         266,000
      Allowance                   ----------------- -----------------

Net income tax benefit            $              -  $            -
                                  ================= =================

The Company has a net operating loss carry forward for tax purposes totaling approximately $4.5 million at December 31, 2004 expiring between the years 2015 and 2025. Annual utilization of the net operating loss carryforwards may be limited due to ownership changes as defined under section 382 of the Internal Revenue Code.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

Listed below are the tax effects of the items related to the Company's net tax liability:

                                 December 31, 2004
                                ------------------
Tax benefit of net
operating loss carry forward       $  1,800,000

 Valuation Allowance                 (1,800,000)
                                   ------------

                                   $       -
                                   ============

10. COMMITMENTS

In December 1999, the Company entered into a five-year lease for office space commencing April 2000.

Future minimum rental payments under the non-cancelable operating lease are as follows:

                                         Year ended December 31,

                2005                             5,974
                                           -----------------

                                                $ 5,974
                                           =================

In June 2004, the company subleased its office space to another company.

Rent expense for the years ended December 31, 2004 and 2003 was approximately $30,833 and $73,000 respectively.

The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period, beginning with the acceptance of the technology and the receipt of the Russian export license, which was received in November, 2001. A total of 1,000 generators are required to be ordered in the first two years from receipt of the export license, with a minimum of 500 units per year in the subsequent eight years for the Company to retain its exclusivity. The Company is obligated to purchase approximately $4,500,000 of generators over the next three years subsequent to the initial 2-year period. As of December 31, 2004, the Company has not received any notice of default on the license of its technology.

                         GEOTEC THERMAL GENERATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS

11. STOCK OPTIONS

Stock option transactions were as follows:

                                                      Weighted Average
         Number of options             Shares          Exercise Price
------------------------------      ------------      ----------------

Balance December 31, 2002                625,000      $          3.64

Granted                                1,500,000                  .15
Exercised                                   -
Forfeited                                   -
                                    ------------      ---------------
Balance December 31, 2003              2,125,000      $          1.18


Granted                                  400,000                  .16
Exercised                               (700,000)                 .15
Forfeited                                   -
                                    ------------      ---------------
Balance December 31, 2004              1,825,000      $          1.06
                                    ============      ================

The following options were outstanding at December 31, 2004:

    Range of        Outstanding     Weighted Average    Exercisable    Weighted Average     Remaining
 Exercise Price       Options        Exercise Price       Options       Exercise Price    Life (Years)
----------------- ---------------- ------------------- -------------- ------------------- --------------
  $1.50-$4.00         350,000             $3.07            350,000           $3.07               1
  $0.15             1,375,000             $0.15          1,375,000           $0.15               2
  $0.16               100,000             $0.10            100,000           $0.15               1
                    ---------                            ---------
                    1,825,000                            1,825,000
                    =========                            =========

The following disclosure is for awards of stock based compensation for the year ended December 31, 2004:


Net loss, as reported                                         $  (532,625)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards                (-)
                                                              -----------

Pro forma net loss                                            $  (532,625)
                                                              ===========

Loss per share:
  Basic and diluted - as reported                             $     (0.02)
                                                              ===========
  Basic and diluted - pro forma                               $     (0.02)
                                                              ===========

12. SUBSEQUENT EVENTS (Unaudited)

In December 2004, the Company acquired a 25% membership interest in Kodiak Productions LLC, a newly formed entity, under an oral agreement in exchange for our agreement to utilize our technology for oil and gas wells, as well as coal bed methane wells, in Wyoming. In January 2005, the Company entered into an agreement in principle acquiring the remaining 75% of Kodiak not already owned by us from its members.

In January 2005, Kodiak completed the acquisition of certain federal and fee oil and gas leases in Wyoming covering approximately 3,520 acres from an unaffiliated third party. Under the terms of the agreement, Kodiak paid the seller $425,000. The seller reserved an overriding royalty in and to each of the federal oil and gas leases of the difference between the existing royalty and overriding royalty burden and 20% and an overriding royalty in and to the fee oil and gas leases of the difference between the existing royalty and overriding royalty burden and 25%. Kodiak agreed to drill at least 20 wells on the acquired leases during calendar 2005 utilizing our technology. If Kodiak should fail to meet these minimum requirements, upon the request of the seller Kodiak must convey the ownership of the acquired leases back to the seller and the seller retains the $425,000 purchase price. On February 1, 2005, this agreement was terminated, and the Company received back the consideration initially paid for the oil and gas field interests.

In February 2005, the Company announced that we had entered into a series of agreements, commitments and understandings pursuant to which we have acquired 700,000 tons of coal located on certain land described as 14221 East Arrow Road, Cuba, Illinois, ("Arrow Road Facility"). The acquisition of the coal was completed through a series of transactions and investments as described below:

In February 2005, the Company entered into an agreement with an existing shareholder, who has agreed to invest $2,200,000 in exchange for 16.5 million shares of our common stock which coupled with his existing ownership of 3.3 million shares of our common stock will result in his having 9% of the shares of our common stock to be outstanding following the consummation of the related transactions. The stockholder will receive a 7% net royalty interest in certain economic rights that our wholly-owned subsidiary, Kodiak Productions, LLC, receives from mineral properties in Wyoming and Montana. We received from the shareholder $1,000,000 and will receive the remaining $1,200,000, on a promissory basis.

The Company loaned Deerfield Capital Consultants, Inc. $400,000 in exchange for which the Company acquired a working capital loan that Deerfield Capital had made to Consolidated Resources Group Inc., the working capital loan had enabled Consolidated Resources Group to secure a reclamation permit for the coal storage site located at the Arrow Road Facility. The working capital loan matures on February 10, 2006 with Consolidated Resources Group having the right to extend the maturity of the working capital loan for an additional 12 months. The working capital loan bears interest at 12% per annum payable monthly and is secured by 1,000,000 tons of coal located at the Arrow Road Facility, which is separate from the coal acquisition described below.

Deerfield Enterprises, Inc., which is affiliated with Deerfield Capital solely through a related third party, who was an affiliate of both companies, and is primarily owned and controlled by our affiliates, acquired 1,000,000 tons of coal located at the Arrow Road Facility from Consolidated Resources Group in consideration for performance by Deerfield Capital under a Financial Services Consulting Agreement dated February 2, 2005 with Consolidated Resources Group pursuant to which Deerfield Capital was to obtain funding for Consolidated Resources Group.

Deerfield Enterprises has sold and transferred to the Company 700,000 tons of such coal in exchange for 173,400,000 shares of our common stock. These shares were subsequently distributed to various principals of Deerfield Enterprises for distribution as determined by the principals of Deerfield Enterprises. In addition, Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital for 21 million tons of coal located at the Cuba, Illinois property in exchange for 35 million shares of our common stock.

In February 2005, a shareholder of the Company advanced $200,000 to the Company in December 2004, which was subsequently converted into common stock.

On March 14, 2005, the Company executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, the Company acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427.

In March 2005, we currently lease facilities consisting of approximately 1,550 square feet of office space in Delray Beach, Florida, pursuant to a one year lease expiring in March 2006, with initial monthly base rental amount of $3,813, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services. Under the terms of the lease, we have a 36-month option to renew during the lease term with a 5% increase in the annual minimum rent paid in the preceding year.