Form 10QSB
period 2005-03-31
GEOTEC THERMAL GENERATORS INC
filed 2005-05-13
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005
                                                 --------------


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


           110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444
          -------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (561) 276-9960
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 210,956,723 shares of Common Stock as of April 29, 2005.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX


PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Balance Sheet (Unaudited) - March 31, 2005 .......................    1


         Statements of Operations (unaudited) for the Three
         Months Ended March 31, 2004 and 2005 .............................    2


         Statements of Cash Flows (unaudited) for the Three
         Months Ended March 31, 2004 and 2005..............................    3


         Notes to Financial Statements ....................................  4-6


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ........................................................ 6-16


Item 3.  Controls and Procedures...........................................   16


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................18-19

Item 5.  Other Information.................................................   20

Item 6.  Exhibits and reports on Form 8-K .................................   20


Signatures ................................................................   21

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
     Cash ......................................................   $    197,300
     Due from related party ....................................         50,551
     Inventory - Finished Goods ................................     18,960,000
                                                                   ------------
         TOTAL CURRENT ASSETS ..................................     19,207,851
                                                                   ------------
     Note Receivable ...........................................        400,000
     Property and Equipment, net ...............................          6,500
     Deposits ..................................................         37,500
                                                                   ------------

                                                                   $ 19,652,080
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................................   $     89,839
     Due to officers ...........................................        208,159
     Accrued expenses ..........................................        387,237
     Notes payable .............................................      3,636,971
                                                                   ------------

         TOTAL CURRENT LIABILITES ..............................      4,308,206
                                                                   ------------


STOCKHOLDER'S EQUITY:
     Common stock, $.001 par value, 250,000,000
         shares authorized; 210,956,723 shares
         issued and outstanding ................................        174,557
     Additional paid-in capital ................................     23,541,189
     Accumulated deficit .......................................     (8,385,872)

         TOTAL STOCKHOLDERS' EQUITY ............................     15,343,874
                                                                   ------------

                                                                   $ 19,652,080
                                                                   ============

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF OPERATIONS


                                                       For the Three Months
                                                          Ended March 31,
                                                  -----------------------------
                                                       2005             2004
                                                  -------------    ------------
                                                   (Unaudited)      (Unaudited)
COSTS AND EXPENSES:
     General and administrative ...............   $     257,738    $    152,406

                                                  -------------    ------------

OPERATING LOSS ................................        (257,738)       (152,406)

     Interest expense, net ....................           3,812          10,268
                                                  .............    ------------

NET LOSS ......................................   $    (261,550)   $   (162,674)
                                                  -------------    ------------


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING - basic and diluted ...     152,794,253      32,765,894
                                                  -------------    ------------

NET LOSS PER SHARE - basic and diluted ........   $       (0.00)   $      (0.00)
                                                  =============    ============

                        See notes to financial statements

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                                       For the three Months
                                                          Ended March 31,
                                                    ---------------------------
                                                        2005         2004
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................  $   (261,550)  $   (162,674)

   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization ..............             -         24,000
      Stock issued for compensation ..............             -          1,738
   Changes in assets and liabilities:
      Inventory - Finished Goods .................   (18,960,000)             -
      Due to/from officers .......................       (23,021)        72,917
      Accrued expense ............................       (35,000)        32,552
      Accounts  payable ..........................        17,812         13,652
      Notes Receivable ...........................      (400,000)             -
      Deposits and Prepayments ...................       (20,850)             -
                                                    ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES ............  $(19,682,609)  $    (17,815)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and Equipment ........................        (6,500)             -
                                                    ------------   ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES ........  $     (6,500)  $          -
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt ................     3,315,000         22,649
   Proceeds from issuance of common stock ........    16,440,000              -
                                                    ------------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........  $ 19,755,000   $     22,649
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH ..................        65,891          4,834
CASH, beginning of year ..........................       131,409            271
                                                    ------------   ------------
CASH, end of year ................................  $    197,300   $      5,105
                                                    ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions
   Conversion of debt to common stock ............  $          -   $    436,000
   Conversion of accrued salary to common stock ..             -        817,871
   Conversion of accounts payable to common stock              -         96,148

Cash paid for:
   Interest ......................................             -              -
   Income Taxes ..................................             -              -

                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2005 re not necessarily indicative of the results to be expected for the year ended December 31, 2005 The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2004

2. INVENTORY - FINISHED GOODS

The Company acquired 4.8 million tons of coal which will be resold in line with the companys's business plan. This coal is being valued at the lower of cost or market. The coal was acquired with the issuance of 158,000,000 shares of common stock which was trading at $.12 per share at the time of the purchase transaction.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2005

Furniture and Fixtures        5 Years         $ 6,500
                                              -------
                                                6,500
Less: accumulated depreciation                      -
                                              -------
                                              $ 6,500
                                              =======
4. NOTES PAYABLE

The Company owes a total of $121,971 to an Investment Trust based in Bermuda. The notes bear interest at 12.5% per annum and are payable upon demand. During the three months ended 3/31/05, the company incurred an additional debt, a total of $995,000, that was advanced by a shareholder as part of an investment agreement with Dr. Art Gottmann. Upon completion of the contract, the debt will be satisfied by the issuance of the company's common stock. There is no interest on this debt. The company also has debt that was incurred as part of the acquisition of 3 million tons of coal from Consolidated Resources Group. This obligation will be satisfied with the issuance of 21 million shares of Geotec Inc. common stock which was valued at $2,520,000 at the date of the agreement.

5. NOTES RECEIVABLE

The Company loaned Deerfield Capital Consultants, Inc. $400,000 in exchange for which we acquired a working capital loan that Deerfield Capital had made to Consolidated Resources Group Inc., The working capital loan had enabled Consolidated Resources Group to secure a reclamation permit for the coal storage site located at the Arrow Road Facility. The working capital loan matures on February 10, 2006 with Consolidated Resources Group having the right to extend the maturity of the working capital loan for an additional 12 months. The working capital loan bears interest at 12% per annum payable monthly and is secured by 1,000,000 tons of coal located at the Arrow Road Facility, which is separate from the coal acquisition described below.

6. COMMON STOCK

The Company entered into an agreement with an existing shareholder, Dr. Art Gottmann, who has agreed to invest $2,200,000 in exchange for 16.5 million shares of Geotec Inc. common stock.

Deerfield Enterprises has sold and transferred 700,000 tons of such coal to Geotec Inc. in exchange for 172 million shares of the company's common stock. This amount includes 90,000,000 shares of Geotec common stock which has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock.

Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital for 21 million tons of coal located at the Cuba, Illinois property in exchange for 35 million shares of Geotec Inc. common stock.

Forty five (45) million shares of the company's common stock were distributed to Mr. Lueck; 21.7 million shares of Geotec Inc. common stock were distributed to Justin Herman; 33 million shares of Geotec Inc. common stock were distributed to Mr. Norris; and 33 million shares of Geotec Inc. common stock were distributed to Mr. Ray. Deerfield Enterprises will also receive a 20% ownership in Kodiak, a wholly-owned subsidiary of Geotec Inc., which will engage in oil and gas exploration and acquisition of mineral property assets. In addition, Mr. Ray has earned 8,000,000 shares of common stock as a result of his consulting agreement in January/February, 2005.

On March 14, 2005, the company executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, Geotec Inc. acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of the company's common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated.

In connection with these transactions, Messrs. Lueck, Herman, Ray and Norris have entered into a Custodial and Shareholder's Agreement and have agreed to a lock up of their shares for a period of five years. Mr. Lueck has also agreed to lock up all of the shares he has previously owned, which is approximately 10 million shares of common stock.

Effective March 15, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Share Exchange Agreement (the "Agreement") and an Addendum to Share Exchange Agreement (the "Addendum") with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that maintains its principal office at 5858 West Atlantic Avenue, Delray Beach, Florida and Mr. Joseph Bergman ("Bergman"), President of CRG. Pursuant to the Agreement, Mr. Bergman agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock (collectively referred to as the "Purchased Shares") representing the majority voting equity interest in CRG. Accordingly, Geotec is acquiring equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. Management of CRG and the Company, have verbally agreed to modify the acquisition agreement of CRG by the Company to an asset purchase agreement, upon advice of their counsel, and subject to a completed and mutually acceptable agreement. The intent of such an agreement would provide the same results, in principle, of the current agreement.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergman, those shareholders for which Mr. Bergman serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in 70% of net profits from the Geotec's sale of CRG coal for which CRG has an option to be acquired from Lancaster International Corporation, Inc. ("Lancaster"). Remaining net profits (30%) from the sale of CRG coal will be allocated directly to Geotec. The one million (1,000,000) tons of coal located on property known as the Fiat Site at 14221 East Arrow Road, Cuba, Illinois (the "Fiat Site"). CRG has options to acquire an additional 15 million tons of coal from Lancaster.

The Agreement provides that Mr. Bergman and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

As the result of the execution of the Agreement by the parties, Geotec obtains majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's options to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec will exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity, subject to the funding and obtaining of the reclamation permit requirements with the State of Illinois.

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

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the December 31, 2004 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

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

ITEM 1.  DESCRIPTION OF BUSINESS

1. General

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at. 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444, and the telephone number is
(561) 276-9960, the fax number (561) 276-9964 and the e-mail address is rlueck@geotecinc.com.

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

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company.

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company. Mr. Ray, our interim President and CEO was one of the founders of TecEnergy, Ltd, which is a producer of gasification equipment that, as of the publication of this report, is just now producing commercial units for sale in Europe, with one unit also in the oil/gas fields of Oklahoma. It is anticipated by Management that these gasification units, which are also micro-power generators, will be able to utilize the Company's coal to produce a high output form of methane gas. This gas, when sold could produce a higher profit stream for the Company than just the sale of coal. Results from this gasification method indicate a production of hydrocarbons and power equivalent to over $80 per ton of coal. In addition, the Company is reviewing several other technologies that will maximize the BTU/caloric output of the coal, or other uses, such as fertilizer produced from coal. The Company is reviewing a technology that has been favorably tested at two major United States Agricultural Universities. Fertilizer is currently being sold for $250-450 per ton.

The Company also owns Kodiak Production, LLC, which is a drilling and services company, in Wyoming. The Company intends to provide drilling and oil field services, as well as develop the hydrocarbons on its own properties in Wyoming.

In December 2004, the company acquired a 25% membership interest in Kodiak Productions LLC, a newly formed entity, under an oral agreement in exchange for our agreement to utilize our technology for oil and gas wells, as well as coal bed methane wells, in Wyoming. In January 2005, Geotec entered into an agreement in principle acquiring the remaining 75% of Kodiak not already owned by us from its members. As consideration for this membership interest, each exchanging member will be entitled to receive a percentage of Kodiak's profits based upon his membership interests at the time of the exchange. Mr. Rick Lueck, the prior CEO, owned 7.5% of Kodiak's membership interests prior to the transaction. Mr. Justin W. Herman, who became a Geotec employee and a principal shareholder of the company after this transaction, also owned 7.5% of Kodiak.

In January 2005, Kodiak completed the acquisition of certain federal and fee oil and gas leases in Wyoming covering approximately 3,520 acres from an unaffiliated third party. Under the terms of the agreement, Kodiak paid the seller $425,000. Geotec provided the $425,000 to Kodiak. The seller reserved an overriding royalty in and to each of the federal oil and gas leases of the difference between the existing royalty and overriding royalty burden and 20% and an overriding royalty in and to the fee oil and gas leases of the difference between the existing royalty and overriding royalty burden and 25%. Kodiak agreed to drill at least 20 wells on the acquired leases during calendar 2005 utilizing our technology. If Kodiak would have failed to meet these minimum requirements, upon the request of the seller Kodiak would have had to convey the ownership of the acquired leases back to the seller and the seller would retain the $425,000 purchase price. On February 1, 2005, this agreement was terminated, and the $425,000 was returned to Geotec.

In February 2005, the company announced that it had entered into a series of agreements, commitments and understandings pursuant to which we have acquired 700,000 tons of coal located on certain land described as 14221 East Arrow Road, Cuba, Illinois, ("Arrow Road Facility"), and as more fully described hereafter.

The acquisition of the coal was completed through a series of transactions and investments as described below:

         * We entered into an agreement with an existing shareholder, Dr. Art Gottmann, who has agreed to invest $2,200,000 in exchange for 16.5 million shares of our common stock which coupled with his existing ownership of 3.3 million shares of our common stock will result in his having 9% of the shares of our common stock to be outstanding following the consummation of the related transactions. Dr. Gottmann will receive a 7% net royalty interest in certain economic rights that our wholly-owned subsidiary, Kodiak Productions, LLC, receives from mineral properties in Wyoming and Montana. We received from Dr. Gottmann $995,000 and will receive the remaining $1,200,000, on a promissory basis.

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

         * Deerfield Enterprises has sold and transferred to us 700,000 tons of such coal in exchange for 172 million shares of our common stock. This amount includes 90,000,000 shares of our common stock which has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock. As described elsewhere herein, an aggregate of 172,000,000 shares of our common stock have been issued to date. Of these shares which have been issued, 132,700,000 shares were subsequently distributed to various principals of Deerfield Enterprises for distribution as determined by the principals of Deerfield Enterprises. In addition, Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital for 21 million tons of coal located at the Cuba, Illinois property in exchange for 35 million shares of our common stock. These shares have not been issued as of the date hereof as Deerfield Capital has yet to conclude the transactions necessary to earn the royalty interest it is to be received as described elsewhere herein.

         * Deerfield Enterprises was organized by Mr. Bradley Ray on February 1, 2005 to engage in purchases of the coal property from Consolidated. Richard Lueck, our former President, Chief Executive Officer and a principal shareholder of Geotec, who will provide ongoing services in an executive capacity to Deerfield Enterprises, received 25% of the common stock of Deerfield Enterprises. Justin Herman, an employee of Geotec with operating responsibilities for Geotec for mineral development and financial services, received 25% of the common stock of Deerfield Enterprises. O'Brian Norris, an affiliate of Deerfield Capital, received a 25% interest in the common stock of Deerfield Enterprises. Bradley Ray retained a 25% interest in Deerfield Enterprises following the issuance of the other shares of Deerfield Enterprises as described above.

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

The one million tons of coal is located on the land described as 14221 East Arrow Road, Cuba, Illinois 61427( Arrow Road Facility). The coal property was previously appraised in December 2003 by Moss, Johnson & Associates, Ltd. for a predecessor in interest to Consolidated Resources Group.

On March 14, 2005, we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated

On March 15, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Share Exchange Agreement (the "Agreement") and an Addendum to Share Exchange Agreement (the "Addendum") with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that maintains its principal office at 5858 West Atlantic Avenue, Delray Beach, Florida and Mr. Joseph Bergman ("Bergman"), President of CRG. Pursuant to the Agreement, Mr. Bergman agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock (collectively referred to as the "Purchased Shares") representing the majority voting equity interest in CRG. Accordingly, Geotec is acquiring equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergman, those shareholders for which Mr. Bergman serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in 70% of net profits from the Geotec's sale of CRG coal that has been and will be acquired from Lancaster International Corporation, Inc. ("Lancaster"). Remaining net profits (30%) from the sale of CRG coal will be allocated directly to Geotec. CRG presently owns one million (1,000,000) tons of coal located on property known as the Fiat Site at 14221 East Arrow Road, Cuba, Illinois (the "Fiat Site"). CRG has options to acquire an additional 15 million tons of coal from Lancaster.

The Agreement provides that Mr. Bergman and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

Management of CRG and the Company, have verbally agreed to modify the acquisition agreement of CRG by the Company to an asset purchase agreement, upon advice of their counsel, and subject to a completed and mutually acceptable agreement. The intent of such an agreement would provide the same results, in principle, of the current agreement.

As the result of the execution of the Agreement by the parties, Geotec obtains majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's options to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec will exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity.

2. Background

FR&PC ALTAI, manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm developed the Generators(TM) in the 1970's. Prior to 1986, ALTAI tested the Generator(TM) technology on 6500 wells. Since 1986, the Generators(TM) have been used in commercial production with over 30,000 wells. The technology has been enhanced on a continuing basis. Currently the Generators
(TM) are suitable for geological conditions to depths below 22,000 feet. In the Tyumen oil basin in Russia, the Generator(TM) use yielded an additional extraction of 295 million tons of oil.

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

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company.

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company. Mr. Ray, our interim President and CEO was one of the founders of TecEnergy, Ltd, which is a producer of gasification equipment that, as of the publication of this report, is just now producing commercial units for sale in Europe, with one unit also in the oil/gas fields of Oklahoma. It is anticipated by Management that these gasification units, which are also micro-power generators, will be able to utilize the Company's coal to produce a high output form of methane gas. This gas, when sold could produce a higher profit stream for the Company than just the sale of coal. Results from this gasification method indicate a production of hydrocarbons and power equivalent to over $80 per ton of coal. In addition, the Company is reviewing several other technologies that will maximize the BTU/caloric output of the coal, or other uses, such as fertilizer produced from coal. The Company is reviewing a technology that has been favorably tested at two major United States Agricultural Universities. Fertilizer is currently being sold for $250-450 per ton.

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

Customers ideally suited for using the Generators(TM) are sites with high pressure, oil-rich levels where filtration properties of the local rock formation/structure have undergone irreversible changes, thereby causing the well to become non-producing or inactive. More than twenty-five years of Russian service experience has provided the Company with data that verifies that the Generators(TM) utilize a process which is a clean, safe, economical and environmentally-sound procedure which is capable of creating the rebirth of non-producing wells. The Generators(TM) do not require any pumps or other compressor-type machinery. As a result, the Generators(TM) are ideal for regions/sites which are difficult to access due to certain geological properties and characteristics.

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

5. Vendors, Suppliers, Distributors, Customers

The Company's exclusive Gas Generators(TM) Development Agreement with FR&PC ALTAI, includes a long-term Technology Agreement. The latter was initiated in July 2000, with the first export license delivered to and accepted by the Company in, November, 2001. This agreement has a ten-year term, with a ten-year renewal option. . The Company is obligated, by agreement with FR & PC Altai, to purchase 500 gas generators by April, 2006, to retain its exclusivity in North, South and Central America. If the Company fails to purchase these generators, it will retain distribution rights, but lose exclusivity. The Company, since April, 2004, has had the rights to utilize the technology worldwide.

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

The Company also has approximately 5 million tons of coal that is laid up, and the option to an additional 16 million tons for which there is a US market of approximately 1 Billion tons of coal per year. Coal is sold and priced by region, and the Company's coal is located in the Illinois Basin, with a current spot price of $37 per short ton.

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

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company.

STRATEGY

The Company anticipates three revenue streams from its efforts:

A. Kodiak has acquired two drilling rigs, and one work over rig, as well as other equipment for its operations. Kodiak is negotiating and plans to enter into drilling, work over and site preparation agreements with several landowners or companies as part of its normal business operations. Kodiak also intends to drill its own properties in Wyoming and Montana, and utilize Geotec's technology for maximizing production of all wells owned or drilled for third parties.

B. The Company plans to obtain the reclamation permit from the engineering plans that are being submitted to the State of Illinois. The Company is in discussions with several parties to sell some of its coal, while the remaining parts of the coal may be utilized for maximum profit generation utilizing other technologies.

C. The Company intends to acquire oil and gas properties, and technologies to maximize its profit potentials, and these technologies may include gasification or transforming its coal into fertilizer, among other technology potentials.

7. Competition

Several companies have been involved or are currently involved in each of the lines of business that are competitive including: Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company.

The Company will also compete with any coal purchaser, for use with any of its technologies.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. The Company has incurred substantial operating losses to date, which losses are continuing. Since inception, the Company has sustained cumulative losses of ($8,385,872).

In May 2000, the Company began the transfer of technology from Russian Federation and began treating wells in the United States. Revenues for the Company are not immediate. An oil or gas well is treated with all the expense for the Company occurring at the moment of treating the well. It can take 60-90 days after a well treatment before the Company will see the initial revenues. The process requires that well be cleaned (or swabbed), tubing, rods, oil tanks and pump must be replaced or installed and the well flowed, while monitoring fluid levels, for a few weeks to establish the optimum production for the formation. Finally, oil is collected in tanks, and periodically, delivered for payment. The oil wholesaler pays the operator and the Company approximately 30 days later. The Company has not treated any additional oil wells since June 2000. In addition, the Company will focus on its own projects simultaneously, where joint venture partner is able to complete its operations and funding to enable well treatment.

For the quarter ended 3/31/05, general and administrative expenses increased to $257,738 up from $152,406 for the same period in fiscal 2004. This increase primarily represents the expenses related to the start-up of the Kodiak operation and the preparation for the transactions involving the purchased coal, that is currently being held in inventory.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company has received $995,000 of cash from a shareholder, Dr. Art Gottmann, that was part of a contractual agreement to issue an additional 16.5 million shares of the company's common stock as a result of the investment on his part of $2.2 million. Dr. Gottmann will be transferring the additional $1.2 million in the second quarter. The Company is currently negotiating a significant line of credit based upon the current coal assets being held in inventory. This credit line will be enhanced significantly upon the receipt, by the company, of the proper operating permits to sell and transport the coal. This credit facility should provide the company with the capital necessary to fund operations until such time as the cash flow generated from the company's operations is fully established.

The Company anticipates that it will be generating significant cash flows by the end of the current fiscal year and does not anticipate the need for any additional borrowings other than the line of credit previously mentioned. Of course there can be no assurance whether financing sources will remain available on terms satisfactory to management. However, revenue from the company's operations related to coal sales and projects and oil and gas services and well treatments/gas generators will be a substantial income increase in the next few quarters.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2004 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore sources of funds to ensure that the funds are available to realize its operating goals and objectives. There is always uncertainty that the Company will be successful at raising and maintaining the required cash flow.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Our previous employment agreement with our CEO, W. Richard Lueck, expired on December 31, 2004. Effective April 1, 2005, we will enter into a five-year employment agreement with Mr. Lueck to serve as our President and CEO. As compensation, he shall be entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Lueck shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Lueck with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Lueck's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions. Effective May 6, 2005, the Board of Directors accepted Mr. Lueck's resignation as the President/CEO of the Company, while Mr. Lueck will continue with the Company to fulfill his contractual obligations.

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

Effective March 1, 2005, we entered into a five-year employment agreement with Bradley T. Ray to serve as our Executive Vice President, Corporate Development. As compensation he shall be entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Ray shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Ray with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Ray's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions. Mr. Ray assumed the position as Chairman, on April 1, 2005, and additionally the position of interim President/CEO upon the Board's acceptance of Mr. Lueck's positions, effective on May 6, 2005 assumed the position as Chairman, on April 1, 2005, and additionally the position of interim President/CEO upon the Board's acceptance of Mr. Lueck's positions, effective on May 6, 2005.

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

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

Sherb & Co. LLP ("Sherb & Co."), by letter dated April 22, 2005, resigned as the independent registered public accounting firm for Geotec Thermal Generators, Inc. (the "Company"). Sherb & Co. had been the independent registered public accounting firm for and audited the financial statements of the Company as of December 31, 2004 and for the two years then ended.

The reports of Sherb & Co. on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, but did include an explanatory paragraph relating to the Company's ability to continue as a "going concern" due to its continuing shareholders' deficit, working capital deficiency, net losses and cash used in operations.

In connection with the audit for the two most recent fiscal years and in connection with Sherb & Co.'s review of the subsequent interim periods preceding their resignation on April 22, 2005, there have been no disagreements between the Company and Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sherb & Co., would have caused Sherb & Co. to make reference thereto in their report on the Company's financial statements for these fiscal years. During the two most recent fiscal years and prior to the date hereof, the Company had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

The Company is in the process of obtaining a replacement independent registered public accounting firm.

ITEM 5.02 APPOINTMENT OF PRINCIPAL OFFICERS.

STEPHEN D. CHANSLOR, CPA joined Geotec Thermal Generators, Inc., as its Chief Financial Officer on April 25, 2005. Mr. Chanslor previously worked as an Associate for Resources Connection, in Dallas, from 2003-2004, providing strategies for accounting, finance, internal audits, IT and Human Resources. From 1999-2002, Mr. Chanslor was the Vice President/Corporate Controller for Pillowtex Corporation where he was responsible for all accounting, planning and reporting as well as all SEC reporting and investor relations.

From 1992-1999, he was the Vice President/Controller for Global Industrial Technologies, Inc. and was responsible for all financial analysis, due diligence on acquisitions and SEC/shareholder reporting. While at Global Industrial Technologies, Inc., Mr. Chanslor provided guidance and analysis for management regarding twelve transactions with a cumulative value that exceeded $200 million.

From 1978-1992, Mr. Chanslor held several positions for Dresser Industries, including Controller, Director of Finance and Audit Manager, for domestic and foreign operations. He also held the position of an Audit Senior for KPMG from 1973-1976. Mr. Chanslor graduated from Baylor University with a BBA; is licensed as a Certified Public Accountant and Certified Production and Inventory Management.

Mr. Chanslor will be instrumental in assisting the Company's Board of Directors in selecting a successor independent audit firm.

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We entered into an agreement with an existing shareholder, Dr. Art Gottmann, who has agreed to invest $2,200,000 in exchange for 16.5 million shares of our common stock.

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

On the distribution, 45 million shares of our common stock were distributed to Mr. Lueck; 21.7 million shares of our common stock were distributed to Justin Herman; 33 million shares of our common stock were distributed to Mr. Norris; and 33 million shares of our common stock were distributed to Mr. Ray. Deerfield Enterprises will also receive a 20% ownership in Kodiak, our wholly-owned subsidiary, which will engage in oil and gas exploration and acquisition of mineral property assets. In addition, Mr. Ray has earned 8,000,000 shares of common stock as a result of his consulting agreement in January/February, 2005.

On March 14, 2005, we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated.

In connection with these transactions, Messrs. Lueck, Herman, Ray and Norris have entered into a Custodial and Shareholder's Agreement and have agreed to a lock up of their shares for a period of five years. Mr. Lueck has also agreed to lock up all of the shares he has previously owned, which is approximately 10 million shares of common stock.

On Tuesday March 15, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Share Exchange Agreement (the "Agreement") and an Addendum to Share Exchange Agreement (the "Addendum") with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that maintains its principal office at 5858 West Atlantic Avenue, Delray Beach, Florida and Mr. Joseph Bergman ("Bergman"), President of CRG. Pursuant to the Agreement, Mr. Bergman agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock (collectively referred to as the "Purchased Shares") representing the majority voting equity interest in CRG. Accordingly, Geotec is acquiring equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergman, those shareholders for which Mr. Bergman serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005.

Management of CRG and the Company, have verbally agreed to modify the acquisition agreement of CRG by the Company to an asset purchase agreement, upon advice of their counsel, and subject to a completed and mutually acceptable agreement. The intent of such an agreement would provide the same results, in principle, of the current agreement.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in 70% of net profits from the Geotec's sale of CRG coal that has been and will be acquired from Lancaster International Corporation, Inc. ("Lancaster"). Remaining net profits (30%) from the sale of CRG coal will be allocated directly to Geotec. The one million (1,000,000) tons of coal located on property known as the Fiat Site at 14221 East Arrow Road, Cuba, Illinois (the "Fiat Site"). CRG has options to acquire an additional 15 million tons of coal from Lancaster.

The Agreement provides that Mr. Bergman and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

As the result of the execution of the Agreement by the parties, Geotec obtains majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's options to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec will exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity, subject to the funding and obtaining of the reclamation permit requirements with the State of Illinois.

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

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

The Company has engaged the St. Petersburg, Florida law firm of Kiefner & Hunt, P.A. to provide legal representation regarding securities and corporate law matters that may be brought to the attention of such attorneys from time to time by Company principals. The law practice of Kiefner & Hunt, P.A. is focused on securities and corporate regulation matters, including securities litigation, securities regulatory matters, representation of clients before the Securities and Exchange Commission and other securities regulatory agencies, preparation of SEC corporate filings and representation of clients in connection with mergers, acquisitions, divestitures, as well as public and private securities offerings.

Attorney Clifford J. Hunt is a former assistant corporate counsel for a New York Stock Exchange member firm and has substantial experience representing clients in securities and corporate regulation matters. Mr. Hunt has counseled clients in connection with securities offering matters and has participated in several merger and acquisition transactions for corporate clients including public companies. Mr. Hunt also has represented clients in matters before the SEC, securities litigation matters in state and federal court and in the arbitration forums of the securities industry.

Attorney John R. Kiefner, Jr. was formerly employed in the Washington, D.C. office of the Securities and Exchange Commission from 1971 through 1982. During his career with the SEC, Mr. Kiefner was employed in the Division of Enforcement. In the last four years of his tenure with the SEC, Mr. Kiefner held the title of Regional Trial Counsel and was responsible for supervision of SEC litigation matters in the Mid-Atlantic States. Mr. Kiefner has been engaged in private practice since 1982 and has substantial experience representing clients in securities litigation matters in state and federal court, securities arbitrations, securities offerings and corporate regulation matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         Exhibit
         Number                           Description
         -------           --------------------------------------------
         31.1              Certification of Principal Executive Officer
         31.2              Certification of Chief Financial Officer
         32.1              Certification of Principal Executive Officer
         32.2              Certification of Chief Financial Officer

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Geotec Thermal Generators, Inc.

Date: May 13, 2005                      By: /s/ Steve Chanslor
                                            Steve Chanslor
                                            CFO
                                            Principal Executive Accounting
                                            and Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date: May 13, 2005                      By: /s/ Steve Chanslor
                                            Steve Chanslor
                                            CFO
                                            Principal Executive Accounting
                                            and Financial Officer