Form 10QSB
period 2005-06-30
GEOTEC THERMAL GENERATORS INC
filed 2005-08-22
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------


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


           110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444
           -----------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (561) 276-9960
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 210,956,723 shares of Common Stock as of August 15, 2005.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements ...........................................   1


         Balance Sheet (Unaudited) - June 30, 2005 ......................   1


         Statements of Operations (Unaudited) for the Three
         Months Ended June 30, 2004 and 2005 ............................   2


         Statements of Cash Flows (Unaudited) for the Three
         Months Ended June 30, 2004 and 2005.............................   3


         Notes to Financial Statements ..................................   4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ......................................................   6



PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds ......................   17


Item 5.  Other Information ..............................................   18


Item 6.  Exhibits and reports on Form 8-K ...............................   19


Signatures ..............................................................   19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

     Cash ....................................................     $         35
     Advances to Employees ...................................           21,600
     Due from related party ..................................           50,551
     Inventory - Finished Goods ..............................       18,960,000
                                                                   ------------
         TOTAL CURRENT ASSETS ................................       19,032,186

Note Receivable ..............................................        1,567,000
PROPERTY AND EQUIPMENT, net ..................................           60,040
Deposits .....................................................           37,729

                                                                   ------------
         TOTAL ASSETS ........................................     $ 20,696,955
                                                                   ============


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:


     Accounts payable ........................................     $     90,604
     Due to officers .........................................          208,159
     Accrued expenses ........................................          370,737
     Notes payable ...........................................        2,641,971
     Shareholder Advances ....................................          200,000
                                                                   ------------
         TOTAL CURRENT LIABILITES ............................        3,511,471
                                                                   ------------

STOCKHOLDER'S EQUITY:
     Common stock, $.001 par value, 250,000,000
       shares authorized; 210,956,723 shares
       issued and outstanding ................................          210,957
     Additional paid-in capital ..............................       25,508,601
     Accumulated deficit .....................................       (8,534,074)
                                                                   ------------
         TOTAL STOCKHOLDER'S EQUITY ..........................       17,185,484
                                                                   ------------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..........     $ 20,696,955
                                                                   ============

                        See notes to financial statements

                                GEOTEC THERMAL GENERATORS, INC.
                                    STATEMENTS OF OPERATIONS

                                     For the Three Months             For the Six Months
                                        Ended June 30,                  Ended June 30,
                                     2005            2004            2005            2004
                                -------------   -------------   -------------   -------------
                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
COSTS AND EXPENSES:
  General and administrative .  $     156,390   $     121,129   $     400,128   $     273,534
                                -------------   -------------   -------------   -------------
OPERATING LOSS ...............       (156,390)       (121,129)       (400,128)       (273,534)

  Interest income ............         12,000               -          12,000               -
  Loss on sale of fixed assets              -          (8,253)              -          (8,253)
  Interest expense, net ......         (3,812)           (701)         (7,624)        (10,970)
                                -------------   -------------   -------------   -------------

NET LOSS .....................  $    (148,202)  $    (130,083)  $     395,752)  $    (292,757)
                                -------------   -------------   -------------   -------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING-
 basic and diluted ...........    210,956,723      37,059,500     181,875,488      35,383,614
                                -------------   -------------   -------------   -------------

NET LOSS PER SHARE-
 basic and diluted ...........  $       (0.00)  $       (0.00)  $       (0.00)  $       (0.01)
                                =============   =============   =============   =============

                               See notes to financial statements

                                               2

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                                         For the Six Months
                                                           Ended June 30,
                                                       2005              2004
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................        $(148,202)        $(292,757)
                                                    ---------         ---------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization ..........                -             2,960
    Reserve for accounts receivable ........                -                 -
    Stock issued for compensation ..........                -                 -
    Stock issued for services ..............                -            24,000
  Changes in assets and liabilities:
    Due to/from officers ...................                -           116,668
    Advances to Employees ..................          (21,600)
    Accounts payable and accrued expenses ..          (15,735)          115,462
    Notes Receivable .......................          (12,000)                -
    Interest on Note Payable ...............            3,812                 -
                                                    ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES ......         (193,725)          (33,667)
                                                    ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loss on sales of fixed assets ...........                -             8,253
   Purchase of fixed assets ................          (53,540)                -
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from collections on Note
      Receivable ...........................           50,000            26,149
     Proceeds from issuance of common stock                 -                 -
                                                    ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..           50,000            26,149
                                                    ---------         ---------
NET INCREASE (DECREASE) IN CASH ............          197,265               735
CASH, beginning of period ..................          197,300               271
                                                    ---------         ---------
CASH, end of period ........................        $      35         $   1,006
                                                    ---------         ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions
  Conversion of debt to common stock .......        $       -         $ 478,500
                                                    ---------         ---------
  Conversion of accrued salary to common
   stock ...................................        $       -         $ 662,371
                                                    ---------         ---------
  Conversion of accounts payable and accrued
   accrued expenses to common stock ........        $       -         $ 246,647
                                                    ---------         ---------

                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005 The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2004.

2. NOTES RECEIVABLE

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

The Company entered into an agreement with an existing shareholder, Dr. Art Gottmann, who has agreed to invest $2,200,000 in exchange for the issuance of
16.5 million shares of Geotec Inc. common stock. Dr. Gottmann has paid $1,045,000 of this commitment leaving $1,155,000 remaining to be paid at 6/30/05.


3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2005

Furniture and Fixtures        5 Years         $  13,016
Machinery & Equipment         5 Years            47,024
                                              ---------
                                                 60,040
Less: accumulated depreciation                     -
                                              ---------
                                              $  60,040
                                              =========

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

Forty five (45) million shares of the company's common stock were issued, not distributed to Mr. Lueck, and 33 million shares of Geotec Inc. common stock were issued, not distributed to Mr. Ray. Mr. Ray also controls 107,694,731, inclusive of his aforementioned 5 year lock up agreement and shares owned by Deerfield Enterprises, Inc. This amount includes 21.7 million shares of common stock were issued, not distributed, to Justin Herman and 33 million shares of common stock issued, not distributed, to Mr. Norris. Deerfield Enterprises will also receive a 20% ownership in Kodiak, a wholly-owned subsidiary of the Company, which is engaged in oil and gas exploration and acquisition of mineral property assets. In addition, Mr. Ray has earned 8,000,000 shares of common stock as a result of his consulting agreement in January/February, 2005.

On March 14, 2005, the company executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, Geotec acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of the company's common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated and Mr. Bergmann.

In connection with these transactions, Messrs. Lueck, Herman, Ray and Norris have entered into a Custodial and Shareholder's Agreement and has agreed to a lock up of their shares for a period of five years. Mr. Lueck has also agreed to lock up all of the shares he has previously owned, which is approximately 10,351,992 shares of common stock.

Effective March 15, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Share Exchange Agreement (the "Agreement") and an Addendum to Share Exchange Agreement (the "Addendum") with Consolidated Resources Group,

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Inc. ("CRG"), a Florida corporation that previously maintained its principal office at 5858 West Atlantic Avenue, Delray Beach, Florida and Mr. Joseph Bergmann ("Bergmann"), President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock (collectively referred to as the "Purchased Shares") representing the majority voting equity interest in CRG. Accordingly, Geotec has acquired equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. As of this report, the Purchased shares have not been delivered to the Company.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergmann, those shareholders for which Mr. Bergmann serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005. As of this report, Mr. Bergmann has not requested delivery of the Geotec Preferred Stock.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in 70% of net profits from the Company's sale of CRG coal that has been and will be acquired from Lancaster International Corporation, Inc. ("Lancaster"). Remaining net profits (30%) from the sale of CRG coal will be allocated directly to the Company. The one million (1,000,000) tons of coal located on property known as the Fiat Site at 14221 East Arrow Road, Cuba, Illinois (the "Fiat Site"). CRG has options to acquire an additional 15 million tons of coal from Lancaster.

The Agreement provides that Mr. Bergmann and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

As the result of the execution of the Agreement by the parties, Geotec obtained majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's option to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec will exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity, subject to the funding and obtaining of the reclamation permit requirements with the State of Illinois. The Company has filed UCC-1s with the State of Illinois.

On Tuesday, July 26, 2005, the Company executed a Share Exchange Agreement with Richcorp, Inc., a Florida corporation, and Mr. William Richardson, President of Richcorp. Pursuant to the Agreement, Mr. Richardson agreed, as owner and/or proxy holder for other Richcorp shareholders, to convey and transfer to Geotec, those shares of Richcorp common stock (referred to as the "Purchased Shares") representing the majority voting and all of the equity interest in Richcorp. Accordingly, Geotec is acquiring the equity ownership of Richcorp. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of Richcorp from remaining Richcorp shareholders. The Agreement has an effective date of August 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on August 1, 2005.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to Richcorp shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Richardson, those shareholders for which Mr. Richardson serves as a proxy, and all other shareholders of Richcorp that elect to exchange their equity interest in Richcorp for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for August 1, 2006, August 1, 2007 and August 1, 2008.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in a minimum of 2,100,000 shares of Geotec common stock, at a minimum, and up to 10,500,000 shares of Geotec common stock, based upon a formula for sales and resulting profits of the Richcorp Division of Geotec. This formula is scaled from $20,000,000 to $80,000,000 in annual profits for the maximum shares to be earned.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. In short, the Company has actively building a resource base that will facilitate the most profitable use of their technology that has been developed from within and acquired from the outside. The Company has incurred substantial operating losses to date, which are continuing. Since inception, the Company has sustained cumulative losses of $(8,534,074).

For the quarter ended 6/30/05, general and administrative expenses increased to $156,390 from $121,129 for the same period in fiscal 2004. For the six months ended 6/30/05, general and administrative expenses increased to $400,128 from $273,534 for the fist six months of fiscal 2004. The increase for the quarter and year-to-date periods represent primarily the expenses related to the start-up of the Kodiak operation and the preparation for the transactions involving the purchased coal that is currently being held in inventory.

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

DESCRIPTION OF BUSINESS

1. General

The Company was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at. 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444, and the telephone number is
(561) 276-9960, the fax number (561) 276-9964 and the e-mail address is info@geotecinc.com.

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 45.00 as of December 2004 (Currently at $67, effective August 11, 2005). The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The Company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November 2001. The Company was granted continual exclusivity in North, South and Central America in April 2004, subject to the purchase of a minimum of 500 gas generators, over the next two years, to retain its exclusivity. Further, the Company also was granted the right to utilize the technology worldwide. FR&PC Altai has not granted any licenses to other commercial suppliers. Thirteen sovereign nations were granted the rights to the technology within their own borders.

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

Coal, until the 1960's was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

Today, coal is used to produce over 50% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces about 1 billion tons more than the United States and India is the next largest producer with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $35.00 per short ton, while eastern coal and Powder River Coal are currently $52.50 and $9 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $200 per short ton, as is coal imported to the Far East, at even higher prices.

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

The Company also owns Kodiak Production, LLC, which is a drilling and services company, in Wyoming. The Company intends to provide drilling and oil field services, and develop the hydrocarbons on its own properties in Wyoming.

In December 2004, the company acquired a 25% membership interest in Kodiak Productions LLC, a newly formed entity, under an oral agreement in exchange for our agreement to utilize our technology for oil and gas wells, as well as coal bed methane wells, in Wyoming. In January 2005, Geotec entered into an agreement in principle acquiring the remaining 75% of Kodiak not already owned by us from its members. As consideration for this membership interest, each exchanging member will be entitled to receive a percentage of Kodiak's profits based upon his membership interests at the time of the exchange. Mr. Rick Lueck, the prior CEO, owned 7.5% of Kodiak's membership interests prior to the transaction. Mr. Justin W. Herman, who will become a principal shareholder of the company after this transaction is completed, also owned 7.5% of Kodiak.

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

         * Deerfield Enterprises, Inc., is primarily owned and controlled by Bradley T. Ray, our CEO and Chairman, acquired 1,000,000 tons of coal located at the Arrow Road Facility from Consolidated Resources Group in consideration for performance by Deerfield Capital under a Financial Services Consulting Agreement dated February 2, 2005 with Consolidated Resources Group pursuant to which Deerfield Capital was to obtain funding for Consolidated Resources Group.

         * Deerfield Enterprises has sold and transferred to us 700,000 tons of such coal in exchange for 172 million shares of our common stock. This amount includes 90,000,000 shares of our common stock which has been issued as a direct issuance of common stock in lieu of the contractual right to receive the preferred stock which was convertible into common stock. As described elsewhere herein, an aggregate of 172,000,000 shares of our common stock have been issued to date. Of these shares, 132,700,000 shares have been issued, but not distributed to various principals of Deerfield Enterprises . In addition, Deerfield Enterprises acquired 2% of the 5% royalty interest received from Deerfield Capital for 21 million tons of coal located at the Cuba, Illinois property in exchange for 35 million shares of our common stock. Deerfield Enterprises retained the other 3% of 5% royalty.

         * Deerfield Enterprises was organized by Mr. Bradley Ray on February 1, 2005 to engage in purchases of the coal property from Consolidated. W. Richard Lueck, our former President, Chief Executive Officer and a principal shareholder of Geotec, who will provide ongoing services in an executive capacity to Deerfield Enterprises, received 25% of the common stock of Deerfield Enterprises.

         * Deerfield Enterprises thereafter issued all shares of common stock that it received in exchange for the coal transfer to us. On the distribution, 45 million shares of our common stock were issued, not distributed to Mr. Lueck;
21.7 million shares of our common stock were issued, not distributed, to Justin Herman; 33 million shares of our common stock were issued, not distributed, to Mr. Norris; and 33 million shares of our common stock were issued, not distributed to Mr. Ray. Deerfield Enterprises will also receive a 20% ownership in Kodiak, our wholly-owned subsidiary, which will engage in oil and gas exploration and acquisition of mineral property assets. Mr. Ray also controls approximately 107 million shares, inclusive of his aforementioned distribution, as a result of a 5 year lock up agreement and shares owed by Deerfield Enterprises, Inc.

         * In connection with these transactions, Messrs. Lueck, Herman, Ray and Norris have entered into a Custodial and Shareholder's Agreement and have agreed to a lock up of their shares for a period of five years. Mr. Lueck has also agreed to lock up all of the shares he has previously owned, which is approximately 10 million shares of common stock.

The one million tons of coal is located on the land described as 14221 East Arrow Road, Cuba, Illinois 61427 (Arrow Road Facility). The coal property was previously appraised in December 2003 by Moss, Johnson & Associates, Ltd. for a predecessor in interest to Consolidated Resources Group.

On March 14, 2005, we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated

On March 15, 2005, the Company executed a Share Exchange Agreement and an Addendum to Share Exchange Agreement with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that maintains its principal office at Company's office and Mr. Joseph Bergmann, President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock representing the majority voting equity interest in CRG. Accordingly, Geotec has acquired equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. As of this filing, Mr. Bergmann or any of the CRG shareholders have requested distribution of the Geotec shares, as required in the Agreement.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergmann, those shareholders for which Mr. Bergmann serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005. As of this filing, Mr. Bergmann or any of the CRG shareholders have requested distribution of the Geotec shares, as required in the Agreement.

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

The Agreement provides that Mr. Bergmann and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

As the result of the execution of the Agreement by the parties, Geotec obtains majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's options to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec may exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity. The Company however has seen a change in the pricing of coal, particularly Illinois coal with a higher sulfur content than Eastern coal. The Company may choose to acquire Eastern coal if the profits can be increased. The Company has filed UCC-1s with the State of Illinois.

On June 10, 2005, the Company entered into a Commodity Purchase Agreement (the "Agreement") with F T Leasing & Financial, Inc. Pursuant to the Agreement, Geotec has agreed to sell F T Leasing up to six million (6,000,000) tons of mined coal (the "Coal") over the next three years. The Company has agreed to supply coal from Pennsylvania, Tennessee or Kentucky, in lieu of this order, at a higher spot price, at F T Leasing's option if the reclamation permit for the Illinois coal has not been obtained in a timely manner.

The total purchase price for the Coal in the first year of the Agreement is US$72,000,000.00. For the subsequent two option years of the Agreement, F T Leasing has agreed to pay the geographical market spot price at the time of the order, which was $36.00 per short ton minus two (2) dollars per ton for the Coal. The current geographical market spot price is $35.00 per ton for the Coal. In order to secure payment for the Coal, F T Leasing has agreed to procure an irrevocable revolving documentary letter of credit in favor of the Company for the sum of US$25,000,000.00.

On Tuesday, July 26, 2005, the Company executed a Share Exchange Agreement with Richcorp, Inc., a Florida corporation, and Mr. William Richardson, President of Richcorp. Pursuant to the Agreement, Mr. Richardson agreed, as owner and/or proxy holder for other Richcorp shareholders, to convey and transfer to Geotec, those shares of Richcorp common stock (referred to as the "Purchased Shares") representing the majority voting and all of the equity interest in Richcorp. Accordingly, Geotec is acquiring the equity ownership of Richcorp. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of Richcorp from remaining Richcorp shareholders. The Agreement has an effective date of August 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on August 1, 2005.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to Richcorp shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Richardson, those shareholders for which Mr. Richardson serves as a proxy, and all other shareholders of Richcorp that elect to exchange their equity interest in Richcorp for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for August 1, 2006, August 1, 2007 and August 1, 2008.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in a minimum of 2,100,000 shares of Geotec common stock, at a minimum, and up to 10,500,000 shares of Geotec common stock, based upon a formula for sales and resulting profits of the Richcorp Division of Geotec. This formula is scaled from $20,000,000 to $80,000,000 in annual profits for the maximum shares to be earned.

The Agreement provides that Richardson and Richcorp shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement.

As the result of the execution of the Agreement by the parties, Geotec obtains 100% voting control over Richcorp and its ownership rights to reserves of coking coal in Argentina exceeding 200,000,000 tons, as represented by Richcorp. Accordingly, the effect of the Agreement is to provide Geotec with the ability to control of over 200,000,000 tons of coke quality coal (asphaltite) and generate revenue to Richcorp/Geotec from the commercial exploitation of such commodity. The quality of the mined material is represented to be approximate 21-22,000 BTU per ton of asphaltite, with some deposits exceeding 31,000 BTU per ton.

In addition, Richcorp, Inc. has been pilot the capabilities of Dr. Richardson's other enzyme based processes for the washing and high grading of Asphaltite The material is a very rich source of hydrocarbons and has provided excellent results in the laboratory with regard to the types of hydrocarbons and the range of products that can be derived from these hydrocarbons. Testing using formula RLP-22, an enzyme formulation has proven that the hydrocarbons can not only be extracted, but the resulting products can be virtually metal free, due to RLP-22's ability to extract the metals and minerals from the diesel fuel produced and the fixed carbons that result from the process.

Richcorp, Inc. holds the rights to the enzyme formulations. These formulations are produced from industrial fermentations specifically designed to induce or inhibit the release of specific types of enzymes into an aqueous solution. These processes are an Intellectual Property and are protected as a Trade Secret. The enzyme processes and the supporting mechanical designs work in tandem to produce a desired result. The desired result may be the accelerated germination and growth of plants, the degradation of clays to alter soil structure for a properly developed root mass by the subject vegetation, the removal of hydrocarbons from soil or the removal of organo-metallic compounds in a fuel targeted for the consumer market. Richcorp will provide its technology to the commercial market through licensing of the technology for a particular purpose and the development of processes for the treatment, remediation or other applications that these formulations can be used to correct or change for a particular purpose.

These enzyme formulations are designed to produce enzymes that specifically attack the desired molecular bonds to detach the target contaminate. This process is realized by the interaction of several enzyme groups known as decombinanase, transferase and recombinase.

Further, the Company has studied the gasification capability of the Asphaltite and has determined that up to 7.5 Barrels of Oil Equivalent, in gas, may be able to be produced per ton of Asphaltite. The Company believes that TecEnergy's gasification equipment and processes can process about 10 tons per hour of Asphaltite, with a 20 hour a day operation. Richcorp's web site is www.richcorp.net.

2. Background

FR&PC ALTAI manufactures many technologies, from atomic-size diamond powders and nitrogen air bag technology to advanced military weapons and rocket fuel. Their firm developed the Generators(TM) in the 1970's. Prior to 1986, ALTAI tested the Generator(TM) technology on 6500 wells. Since 1986, the Generators(TM) have been used in commercial production with over 30,000 wells. The technology has been enhanced on a continuing basis. Currently the Generators (TM) are suitable for geological conditions to depths below 22,000 feet. In the Tyumen oil basin in Russia, the Generator(TM) use yielded an additional extraction of 295 million tons of oil.

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

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $39.00 per short ton, while eastern coal and Powder River Coal are currently $52.00 and $9 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $200 per short ton, as is coal imported to the Far East, at even higher prices ($450 per metric ton).

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

4. Patents, Intellectual Property and Trademarks

The Company was granted U.S. Patent No. 6,817,298 on November 16, 2004, described as "Solid Propellant Gas Generator with Adjustable Pressure Pulse for Well Optimization." 12 claims were approved by the patent office.

Dr. K. Keith Richardson has developed through intense research and commercial application, various uses for enzymes produced from an industrial fermentation process. These most notable, due to the successful marketing of Dr. Richardson's formula A-35, is Nitron(R) Formula-A35. Nitron(R) Formula-A35 has been used successfully by organic farmers and gardeners for over 30 years. Mr. Frank Finger of Nitron Industries, Inc. of Fayetteville, Arkansas has licensed the agricultural formula on a world-wide basis since 1974. Payments for said license are paid to Dr. Richardson, by agreement. Nitron has grown from a cottage industry to a 30,000 square foot industrial facility. Nitron provides organically certified agricultural soil supplements and other natural products for the organic farming industry. Nitron has been certified for use in the growth of human foodstuff in California since 1984.

These enzyme formulations are designed to produce enzymes that specifically attack the desired molecular bonds to detach the target contaminate. This process is realized by the interaction of several enzyme groups known as decombinanase, transferase and recombinase. The Company is discussing a license to be paid to Dr. Richardson for use of the enzyme technology. These discussions have not produced an agreement as of the publication of this report.

In addition, confidential and proprietary information owned by the Company, has been protected by Confidentiality Agreements and Employee Contracts, designed to cover all proprietary technology and other confidential information. Trademarks and trade names will and do protect both the Company and the Generator(TM) registered names.

5. Vendors, Suppliers, Distributors, Customers

The Company's exclusive Gas Generators(TM) Development Agreement with FR&PC ALTAI includes a long-term Technology Agreement. The latter was initiated in July 2000, with the first export license delivered to and accepted by the Company in, November, 2001. This agreement has a ten-year term, with a ten-year renewal option. The Company is obligated, by agreement with FR & PC Altai, to purchase 500 gas generators by April, 2006, to retain its exclusivity in North, South and Central America. If the Company fails to purchase these generators, it will retain distribution rights, but lose exclusivity. The Company, since April, 2004, has had the rights to utilize the technology worldwide.

The Company estimates that eighty percent (80%) of the stripper wells in the US and Canada are candidates to be successfully treated with the Generator (TM) process.

The customers for the Company's steam (electric) coal and coking coal in Argentina are electric companies, countries with centralized buying and steel or blast furnaces.

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

The Company also has approximately 5 million tons of coal that is laid up, and the option to an additional 16 million tons for which there is a US market of approximately 1 Billion tons of coal per year. Coal is sold and priced by region, and the Company's coal is located in the Illinois Basin, with a current spot price of $35 per short ton. The Company is also negotiating options or direct purchase of Northern Appalachian which represents in excess of 150 million tons of coal.

Coal, until the 1960's was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

Today, coal is used to produce over 50% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces in the last year has increase production to over 2.3 billion tons per year, over double the United States and India is the next largest producer with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $35.00 per short ton, while eastern coal and Powder River Coal are currently $52.50 and $9 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $100 per short ton, as is coal imported to the Far East, at even higher prices.

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company.

Coal synfuels continue to be a major component of the coal industry in the United States due to the continuing tax credits accruing to its producers. According to preliminary data, coal processed by coal synfuel plants increased in 2004 by 9.1 percent. They also create Carbon Credits. An outgrowth of the 1990 U.S. Clean Air Act, the market in pollution rights has long languished in the backwaters of global finance. Now, driven by the Kyoto Protocol on global warming and Wall Street's pursuit of profit, this controversial corner of the derivatives market -- and the dangers it may pose to the environment and human health --- are growing as never before.

The pollution market enables power companies, refineries and factories to buy and sell the right to pollute, an alternative to having regulators limit emissions at each plant. Like wheat futures, stock options and other types of derivatives, the value of these financial instruments is derived from something else, in this case, pollution levels.

CO2, methane, nitrogen oxide, sulfur dioxide, sulfur hexafluoride -- rights for all kinds of noxious gases are traded for profit these days. What started in 1973, with a U.S. government trading program to reduce lead in gasoline has grown to include everything from corporate loans tied to pollution levels to futures in hog manure.

Trading has exploded. The market in European CO2 rights, which didn't exist four years ago, is forecast to reach $5 billion in 2005, according to the Amsterdam-based European Climate Exchange. Trading in the 10-year-old U.S. market for sulfur dioxide (SO2), a primary cause of acid rain, totals $7 billion annually.

To put those figures in perspective, consider this: The entire 2002-2003 U.S. wheat crop was valued at $5.7 billion, according to the U.S. Department of Agriculture.

Investment banks such as Goldman Sachs Group Inc., Merrill Lynch & Co. and Morgan Stanley; and hedge fund firms such as Citadel Investment Group LLC have piled into the pollution market. Many of them are hunting for an edge in the young, murky market for European CO2 rights, where prices have as much as quadrupled this year. Prices of 2005 CO2 allowances rose to a record of $35.94 a ton on July 7, up from a low of $7.55 on Jan. 10. Six European exchanges for Carbon Credits have been created and so far, 16 special funds have raised over
1.5 Billion dollars to buy CO2 credits and build such inventories. Investment funds have been created as well. Among them is a $238 million fund started by Trading Emissions Plc, which is incorporated in the tax haven of the Isle of Man. Its stakeholders include Credit Suisse Group, Goldman Sachs and Moore Capital Management LLC, the hedge fund firm run by Louis Bacon, according to filings with the U.S. Securities and Exchange Commission.

Citadel Investment, the Chicago-based hedge fund firm headed by Kenneth Griffin, in June bought 10 percent of another allowances fund, the 105 million euro European Carbon Fund.

Wall Street firms have moved in. Merrill Lynch began trading CO2 emissions in the second quarter of 2005. J P Morgan Chase & Co. and Morgan Stanley have both hired emissions traders since May. Morgan Stanley has begun to trade European emissions rights to hedge positions in energy commodities such as oil, coal and natural gas for itself or corporate clients -- and to speculate on CO2 rights prices.

In the beginning of this year, trading surged. Allowances to emit almost 55 million tons of CO2 were traded during the first five months of 2005, according to the Geneva-based International Emissions Trading Association, a group of global firms lobbying for harmonized international emissions trading rules. That's five times the volume for all of 2004. Prices per metric ton of coal for 2005 allowances have quadrupled this year, having reached a record $35.32 on July 11.

Corporate emissions traders and investment banks are already hunting for new ways to make pollution pay. Royal Dutch Shell Plc, Europe's second-largest oil company, for example, recently pioneered carbon forwards for 2008 allowances, agreeing to sell CO2 rights for delivery four years in the future. In April, South African brokerage Sterling Waterford Securities sold $13 million of three-year debt linked to the price of CO2 allowances, the market's first structured loan.

STRATEGY

The Company anticipates four revenue streams from its efforts:

A. Kodiak has acquired two drilling rigs, and one work over rig, as well as other equipment for its operations. Kodiak is negotiating and plans to enter into drilling work over and site preparation agreements with several landowners or companies as part of its normal business operations. Kodiak also intends to drill its own properties in Wyoming and Montana, and utilize Geotec's technology for maximizing production of all wells owned or drilled for third parties. The Company anticipates that funding for its drilling program with the securing of its land rights will begin no later than next spring, from the sale of coal profits. Other plans may permit earlier exploration and financial exploitation of the Kodiak properties.

B. the Company plans to sell coal that it has acquired or will acquire through various transactions. This includes the high carbon coking quality coal owned by Richcorp, as well as coal acquired through other means. In addition, the Company intends to obtain the reclamation permit from the engineering plans that are being submitted to the State of Illinois. The Company has orders for some of its coal, and is in discussions with several parties to sell additional coal. The remaining parts of the coal may be utilized for maximum profit generation utilizing other technologies.

C. the Company intends to acquire oil and gas properties, and technologies to maximize its profit potentials, and these technologies may include gasification or transforming its coal into fertilizer, among other technology potentials.

D. the Company intends to receive carbon credits for coal or asphaltite (in Argentina) that is produced into fertilizer. In addition, high sulfur coal that is of little value to most users may be used for this process. Carbon credits are currently priced at about $35 per ton of coal. Sulfur credits, which could apply to gasification or production of fertilizer from coal, are prices at near $800 per ton of sulfur. If a ton of coal has 5% sulfur, then one ton of coal would generate 1/20th the sulfur credit or approximately $40 per ton of coal, if gasified or produced into fertilizer.

7. Competition

Several companies have been involved or are currently involved in each of the lines of business that are competitive including: Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company.

The Company will also compete with any coal purchaser, for use with any of its technologies.

Richcorp must compete with a limited number of asphaltite mines in Argentina and with coking coal from Brazil, China and other locations worldwide. The key and leading factor of the Richcorp material is the 97% carboneous concentration, and zero ash concentration, which is unique, worldwide. As of the writing of this report, the Company has not yet estimated the competition for the Company's enzymes. Certainly this technology can be utilized to absorb or break the sulfur bonds that would enable acid rain emission to be reduced or virtually eliminated.

8. Government Regulations

Jurisdiction for importing the Generators(TM) into the US for use in the oil and gas industry is within the scope of the Bureau of Alcohol Tobacco and Firearms
(ATF). This agency requires the Company to be licensed under 27 CFR Part 55. The Company has met all the pre-qualifications, and has been issued the necessary importing license. The Company also has a Department of Transportation license for transporting the generators by common carrier in North America from the Company's licensed US depot. The Company has applied, in July for new Bureau of Alcohol, Tobacco and Firearms (ATF) licenses to handle and manufacture explosives. This is part of the new ATF process whereby users or manufacturers must reapply for licenses every three years.

As stated above, the Company's strategy in all countries, including Russia is to work in close partnership with industry and government teams to ensure maximum business efficiency and rapid time to market for our products.

OIL AND HYDOCARBON INDUSTRY REGULATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2005, the Company received $50,000 of cash from a shareholder, Dr. Art Gottmann, that was part of a contractual agreement to issue an additional 16.5 million shares of the company's common stock as a result of the investment on his part of $2.2 million. For the six months ended June 30, 2005, the Company has received $1,045,000 from Dr. Gottmann. It is anticipated that the remaining $1.15 million will be received during the third quarter of fiscal 2005. The Company is currently negotiating with several sources for sufficient working capital which will allow the company to begin operations related to selling the coal currently held in inventory, as well as additional purchased coal and the newly acquired coking coal acquired through Richcorp.

The Company anticipates that it will be generating significant cash flows by the end of the current fiscal year and does not anticipate the need for any additional borrowings other than those currently being negotiated. Of course there can be no assurance whether financing sources will remain available on terms satisfactory to management. However, revenue from the company's operations related to the sale and gasification of coal will be significant and is expected to fully fund the Company's projected growth.

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

Deerfield Enterprises thereafter issued all shares of common stock that it received in exchange for the coal transfer to us. On the distribution, 45 million shares of our common stock were issued, not distributed to Mr. Lueck;
21.7 million shares of our common stock were issued to Justin Herman but not distributed; 33 million shares of our common stock were issued but not distributed to Mr. Norris; and 33 million shares of our common stock were issued but not distributed to Mr. Ray. Deerfield Enterprises will also receive a 20% ownership in Kodiak, our wholly-owned subsidiary, which will engage in oil and gas exploration and acquisition of mineral property assets. Mr. Ray also controls approximately 107 million shares, inclusive of his aforementioned distribution, as a result of a 5 year lock up agreement and shares owed by Deerfield Enterprises, Inc.

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

On Tuesday March 15, 2005, the Company executed a Share Exchange Agreement and an Addendum to Share Exchange Agreement with Consolidated Resources Group, Inc. ("CRG"), and Mr. Joseph Bergmann, President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock representing the majority voting equity interest in CRG. Accordingly, Geotec is acquiring equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement was effective on April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. As of this date, Mr. Bergmann has not requested delivery as of this report.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergmann, those shareholders for which Mr. Bergmann serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005. As of this date, Mr. Bergmann has not requested delivery as of this report.

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

The Agreement provides that Mr. Bergmann and CRG shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement. Notwithstanding the indemnity provision, which shall remain in full force and effect, the Addendum provides that Geotec will establish and accumulate a reserve fund in the amount of ten million dollars ($10,000,000) (the "Reserve Fund") for the purpose of paying and satisfying existing liabilities of CRG. The Reserve Fund will be comprised of funds derived from the sale of CRG coal as directed by Geotec. The Reserve Fund will be maintained for a period of two years. Any funds remaining in the Reserve Fund after two years will thereafter be distributed to former shareholders of CRG that hold Geotec Preferred Stock and to Geotec to the extent of its contribution to the Reserve Fund.

As the result of the execution of the Agreement by the parties, Geotec obtains majority voting control over CRG and its ownership rights to one million (1,000,000) tons of coal at the Fiat Site in addition to CRG's options to acquire an additional 15 million (15,000,000) tons of coal from Lancaster. It is anticipated that Geotec will exercise its voting rights to cause CRG to acquire the 15 million tons of coal from Lancaster pursuant to the aforementioned options. Accordingly, the effect of the Agreement and the Addendum is to provide Geotec with the ability to control an additional total of 16 million tons of coal and generate revenue to CRG/Geotec from the commercial exploitation of such commodity, subject to the funding and obtaining of the reclamation permit requirements with the State of Illinois. The Company has filed UCC-1s with the State of Illinois

In so much as the consultants and investors were sophisticated, used access to financial and other relevant information and could bear the economic risk of the investment, the transaction was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the act.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

The Company has engaged the St.Petersburg, Florida law firm of Kiefner & Hunt, P.A. to provide legal representation regarding securities and corporate law matters that may be brought to the attention of such attorneys from time to time by Company principals. The law practice of Kiefner & Hunt, P.A. is focused on securities and corporate regulation matters, including securities litigation, securities regulatory matters, representation of clients before the Securities and Exchange Commission and other securities regulatory agencies, preparation of SEC corporate filings and representation of clients in connection with mergers, acquisitions, divestitures, as well as public and private securities offerings.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         Exhibit
         Number                         Description
         -------           --------------------------------------------

         10.1 Employment Agreement dated August 1, 2005 between Geotec Thermal Generators Inc. and William D. Richardson

         31.1              Certification of the Chief Financial Officer

         32.1              Certification of the Chief Financial Officer


         (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Geotec Thermal Generators, Inc.

Date: August 19, 2005                   By: /s/ Steve Chanslor
                                        Steve Chanslor
                                        CFO
                                        Principal Executive Accounting
                                        and Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: August 19, 2005                   By: /s/ Steve Chanslor
                                        Steve Chanslor
                                        CFO
                                        Principal Executive Accounting
                                        and Financial Officer