Form 10QSB
period 2005-09-30
GEOTEC THERMAL GENERATORS INC
filed 2005-11-21
CIK 1087717

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------


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


Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 212,840,058 shares of Common Stock as of November 15, 2005.

                         GEOTEC THERMAL GENERATORS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements ...........................................   1


         Balance Sheet (Unaudited) - September 30, 2005 .................   1


         Statements of Operations (Unaudited) for the Three
         Months Ended September 30, 2004 and 2005 .......................   2


         Statements of Cash Flows (Unaudited) for the Three
         Months Ended September 30, 2004 and 2005........................   3


         Notes to Financial Statements ..................................   4


Item 2.  Management's Discussion and Analysis or Plan of
         Operation ......................................................   7



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ..............................................   19


Item 2.  Changes in Securities and Use of Proceeds ......................   19


Item 5.  Other Information ..............................................   20


Item 6.  Exhibits and reports on Form 8-K ...............................   21


Signatures ..............................................................   21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         GEOTEC THERMAL GENERATORS, INC.
                                  BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:

     Cash ....................................................     $      3,453
     Advances to Employees ...................................           41,950
     Investment in Unconsolidated Subsidiary..................        4,600,000
     Due from related party ..................................           50,551
     Inventory - Finished Goods ..............................       18,170,000
                                                                   ------------
         TOTAL CURRENT ASSETS ................................       22,865,954

Note Receivable ..............................................        1,509,000
PROPERTY AND EQUIPMENT, net ..................................           60,040
Deposits .....................................................           38,229

                                                                   ------------
         TOTAL ASSETS ........................................     $ 24,473,223
                                                                   ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:

     Accounts payable ........................................     $     90,604
     Due to officers .........................................          193,159
     Accrued expenses ........................................          463,236
     Notes payable ...........................................        2,645,783
     Shareholder Advances ....................................          200,000
                                                                   ------------
         TOTAL CURRENT LIABILITES ............................        3,592,782
                                                                   ------------

STOCKHOLDER'S EQUITY:
     Common stock, $.001 par value, 250,000,000
       shares authorized; 212,840,058 shares
       issued and outstanding ................................          214,723
     Additional paid-in capital ..............................       25,749,669
     Accumulated deficit .....................................       (5,083,951)
                                                                   ------------
         TOTAL STOCKHOLDER'S EQUITY ..........................       20,880,441
                                                                   ------------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..........     $ 24,473,223
                                                                   ============

                        See notes to financial statements

                                GEOTEC THERMAL GENERATORS, INC.
                                    STATEMENTS OF OPERATIONS

                                     For the Three Months            For the Nine Months
                                      Ended September 30,             Ended September 30,
                                     2005            2004            2005            2004
                                -------------   -------------   -------------   -------------
                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
REVENUES:
  Sale of Coal ...............  $   4,600,000   $           -   $   4,600,000   $           -

COSTS AND EXPENSES:
  Cost of Coal Sales .........  $     790,000   $           -   $     790,000   $           -
  General and administrative .        177,398          95,388         577,526         369,226
  Stock Compensation Expense .        190,663               -         190,667               -
                                -------------   -------------   -------------   -------------
OPERATING EARNINGS/(LOSS) ....      3,441,935         (95,388)      3,285,545        (369,226)

  Interest income ............         12,000               -          24,000               -
  Loss on sale of fixed assets              -               -               -          (8,253)
  Interest expense, net ......         (3,812)         (3,863)        (11,436)        (14,832)
                                -------------   -------------   -------------   -------------

NET EARNINGS/(LOSS) ..........  $   3,450,123   $     (99,251)  $   3,054,371   $    (392,311)
                                -------------   -------------   -------------   -------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING-
 basic and diluted ...........    211,038,334      37,381,167     191,596,437      36,096,963
                                -------------   -------------   -------------   -------------

NET EARNINGS/(LOSS)PER SHARE-
 basic and diluted ...........  $        0.02   $       (0.00)  $        0.02   $       (0.01)
                                =============   =============   =============   =============

                               See notes to financial statements

                                               2

                         GEOTEC THERMAL GENERATORS, INC.
                            STATEMENTS OF CASH FLOWS

                                                         For the Nine Months
                                                          Ended September 30,
                                                         2005            2004
                                                     ------------     ---------
                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings/(loss) ...........................    $  3,054,371     $(544,554)
                                                     ------------     ---------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization ...............               -         6,975
    Reserve for accounts receivable .............               -        21,500
    Stock issued for compensation ...............         190,663        13,750
    Stock issued for services ...................          54,167             -
  Changes in assets and liabilities:
    Increase in Inventory .......................     (18,170,000)            -
    Due to/from officers ........................         (27,022)      994,615
    Advances to Employees .......................         (41,950)            -
    Accounts payable and accrued expenses .......          48,576      (564,493)
    Increase/(Decrease) in Prepaids/Deposits ....         (21,350         1,000
                                                     ------------     ---------
NET CASH USED IN OPERATING ACTIVITIES ...........     (17,966,915)      (71,207)
                                                     ------------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Unconsolidated Subsidiary .....      (4,600,000)            -
    Purchase of fixed assets ....................         (60,040)            -
                                                     ------------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES .......      (4,660,040)            -
                                                     ------------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Change in Note Receivable ...............      (1,509,000)       55,350
    Net Change in Note Payable ..................       2,583,812             -
    Proceeds from issuance of common stock ......      18,429,816        16,000
                                                     ------------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......      19,444,628        71,350
                                                     ------------     ---------
NET INCREASE (DECREASE) IN CASH .................        (127,956)          143
CASH, beginning of period .......................         131,407           150
                                                     ------------     ---------
CASH, end of period .............................    $      3,453     $     293
                                                     ------------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions
  Conversion of debt to common stock ............    $          -     $ 315,223
                                                     ------------     ---------
  Conversion of accrued salary to common
  stock .........................................    $          -     $       -
                                                     ------------     ---------
  Conversion of accounts payable and accrued
  accrued expenses to common stock ..............    $          -     $       -
                                                     ------------     ---------

                        See notes to financial statements

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005 The interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2004.

2. Investment in Unconsolidated Subsidiary

On September 30, 2005, the Company sold 200,000 tons of coal to URBAN TELEVISION NETWORK CORPORATION located at 2707 South Cooper St. Suite 119 Arlington, TX 76015 through a Commodity Exchange Agreement, with a minimum appraisal of $4.6 million in exchange for one hundred thousand preferred shares of Urban Television with a stated value, and convertible to $4.6 million worth of common stock of the Urban Television.

Urban Television principal and CEO and Miles Investment Group, LLC, President and General Manager, Jacob R. Miles, III, has advised the Parties that Miles Investment Group, LLC will be providing Urban Television with a sufficient number of Common Shares to facilitate fulfillment of the conversion obligation of URBT set forth in the Agreement.

The proposed use of proceeds raised from Urban Television's exchange of the Shares for the coal is to build Urban Television's working capital and asset value.

3. Notes Receivable

The Company loaned Deerfield Capital Consultants, Inc. $400,000 in exchange for which we acquired a working capital loan that Deerfield Capital had made to Consolidated Resources Group Inc., The working capital loan had enabled Consolidated Resources Group to fund the process of securing a reclamation permit for the coal storage site located at the Arrow Road Facility. The working capital loan matures on February 10, 2006 with Consolidated Resources Group having the right to extend the maturity of the working capital loan for an additional 12 months. The working capital loan bears interest at 12% per annum payable monthly and is secured by 1,000,000 tons of coal located at the Arrow Road Facility, which is separate from the coal acquisition described below.

The Company entered into an agreement with an existing shareholder, Dr. Art Gottmann, who has agreed to invest $2,200,000 in exchange for the issuance of
16.5 million shares of Geotec Inc. common stock. Dr. Gottmann has paid $1,115,000 of this commitment leaving $1,085,000 remaining to be paid at 9/30/05.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2005

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

5. NOTES PAYABLE

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

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Forty five (45) million shares of the company's common stock were issued, not distributed to Mr. Lueck, and 33 million shares of Geotec Inc. common stock were issued, not distributed to Mr. Ray. Mr. Ray also controls 107,694,731, inclusive of his aforementioned 5 year lock up agreement and shares owed by Deerfield Enterprises, Inc. This amount includes 21.7 million shares of common stock were issued, not distributed, to Justin Herman and 33 million shares of common stock issued, not distributed, due to performance requirements, to Mr. Norris. Deerfield Enterprises will also receive a 20% ownership in Kodiak, a wholly-owned subsidiary of the Company, which is engaged in oil and gas exploration and acquisition of mineral property assets. In addition, Mr. Ray has earned 8,000,000 shares of common stock as a result of his consulting agreement in anuary/February, 2005.

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

Effective March 15, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Share Exchange Agreement (the "Agreement") and an Addendum to Share Exchange Agreement (the "Addendum") with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that previously maintained its principal office at 5858 West Atlantic Avenue, Delray Beach, Florida and Mr. Joseph Bergmann ("Bergmann"), President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock (collectively referred to as the "Purchased Shares") representing the majority voting equity interest in CRG. Accordingly, Geotec has acquired equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. As of this report, the Purchased shares have not been delivered to the Company, at the request of Mr. Bergmann.

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

                         Geotec Thermal Generators, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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

On Friday, November 4, 2005, the Company executed a Technology Purchase with Richcorp, Inc. which was previously acquired by Geotec. The prior acquisition of Richcorp included all Richcorp operations, however the recombinant engineered enzyme/protein technology to modify or remove many different types of hydrocarbons was specifically excluded to be the subject of this Agreement.

Richcorp's technology comprises the high volume, recombinant engineered manufacturing of numerous proteins/enzymes that can selectively react with specific hydrocarbons to decrease ash (overburden including clays, dolomites, etc.) sulfur or metal concentrations and thereby improving the coal quality and market value. This market value increase directly relates to the BTU or thermal value increase in the coal resulting from the protein/enzyme treatment. There are literally hundreds of millions of tons of coal that have been mined and deposited on open lands that do not meet the specifications of the electric power generation companies. The Company has identified a significant portion of this coal in the Appalachian Basins where the Richcorp technology could increase the quality and market value of the laid up coal, meeting the electric power plant requirements. The Richcorp technology has been utilized and approved by the EPA, (Environmental Protection Agency) whereby the remaining protein effluent can be returned into the environment without risk to plants, animals or ground water. Other washing methods have included chemicals and detergents at a high cost and environmental risk.

Richcorp also has prior experience with at least one major oil company and the demonstration of this technology in oil applications. Heavy crude oil has been improved to yield "lighter" oils ("API shifting") with reduced sulfur and metals in upstream and downstream oil processing.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock (the "Geotec Preferred Stock") to Richcorp shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Richardson, those shareholders for which Mr. Richardson serves as a proxy, and all other shareholders of Richcorp. The Geotec Preferred Stock will be issued and held in escrow pending the share delivery scheduled for November 1, 2006, 2007 and 2008. The Geotec stock may be converted, based upon profit contribution a minimum of 10,500,000 shares and up to 21,000,000 common shares, over the multi-year delivery time frames.

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

RESULTS OF OPERATIONS

Since its inception, on February 2, 1998, the Company's efforts have been principally devoted to research, development, initial marketing activities, licensing and raising capital. In short, the Company has actively building a resource base that will facilitate the most profitable use of their technology that has been developed from within and acquired from the outside. The Company has incurred substantial operating losses to date, which are continuing. Since inception, the Company has sustained cumulative losses of $(5,083,951).

For the quarter ended 9/30/05, the Company sold 200,000 tons of coal from inventory for a total of $4,600,000. The cost of this sale was at the lower of cost or market and resulted in a gross profit of $3,810,000. The sale of the coal resulted in an investment in convertible preferred shares of the purchasing company valued at $4,600,000 at the time of the transaction. Also for the quarter ended 9/30/05, general and administrative expenses increased to $177,398 from $95,388 for the same period in fiscal 2004. For the six months ended 9/30/05, general and administrative expenses increased to $577,526 from $369,226 for the fist six months of fiscal 2004. The Company also had $190,660 of stock compensation expense and $54,167 for outside services that resulted from the award of 1,883,335 shares of the Company's common stock. The increase for the quarter and year-to-date periods represent primarily the expenses related to the purchased coal that is currently being held in inventory.

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

The Company has obtained a ten-year exclusive license to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), is designed to produce a thermo-chemical treatment of oil and gas wells, thereby restoring and increasing output capacities, yielding increased production of oil. The proprietary technology was developed by the former Soviet Union Military Research and Production Facility, ("FR&PC ALTAI,") for the USSR Ministry of Geology. This increase in oil and gas production can be measured in barrels of oil and cubic feet of gas per year, with one barrel of oil valued at approximately US$ 45.00 as of December 2004 (Currently at $60, effective November 11, 2005). The Company was granted an exclusive license to import the Generators(TM) for use in the oil and gas exploration industry in August 1998. The Company also secured three subsequent contracts that include the patent-ability, long-term agreement and transfer of technology. The export license from the Russian Federation was granted in November 2001. The Company was granted continual exclusivity in North, South and Central America in April 2004, subject to the purchase of a minimum of 500 gas generators, over the next two years, to retain its exclusivity. Further, the Company also was granted the right to utilize the technology worldwide. FR&PC Altai has not granted any licenses to other commercial suppliers. Thirteen sovereign nations were granted the rights to the technology within their own borders.

The Company was granted U.S. Patent No. 6,817,298 on November 16, 2004, described as "Solid Propellant Gas Generator with Adjustable Pressure Pulse for Well Optimization."

On Tuesday, July 26, 2005, Geotec Thermal Generators, Inc. executed a Share Exchange Agreement with Richcorp, Inc., and Mr. William Richardson, President of Richcorp. Pursuant to the Agreement, Mr. Richardson agreed, as owner and/or proxy holder for other Richcorp shareholders, to convey and transfer to Geotec, those shares of RICH common stock representing the majority voting and all of the equity interest in Richcorp. Accordingly, Geotec is acquiring the equity ownership of Richcorp. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of RICH from remaining Richcorp shareholders. The Agreement has an effective date of August 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on August 1, 2005.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock to Richcorp shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Richardson, those shareholders for which Mr. Richardson serves as a proxy, and all other shareholders of Richcorp that elect to exchange their equity interest in Richcorp for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for August 1, 2006, August 1, 2007 and August 1, 2008.

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in a minimum of 2,100,000 shares of Geotec common stock, at a minimum, and up to 10,500,000 shares of Geotec common stock, based upon a formula for sales and resulting profits of Richcorp. (Scaled from $20,000,000 to $80,000,000 in annual profits for the maximum shares to be earned.) The Agreement provides that Richardson and Richcorp shall indemnify and hold harmless Geotec for various matters that may arise after execution of the Agreement and which relate to conduct occurring prior to execution of the Agreement.

As the result of the execution of the Agreement by the parties, Geotec obtains 100% voting control over RICH and its ownership rights to reserves of coking coal in Argentina exceeding 200,000,000 tons, as represented by Richcorp. Accordingly, the effect of the Agreement is to provide Geotec with the ability to control of over 200,000,000 tons of coke quality coal (asphaltite) and generate revenue to Richcorp/Geotec from the commercial exploitation of such commodity. The quality of the mined material is represented to be approximate 17,000 BTU per ton of asphaltite.

On Friday, November 4, 2005, the Company executed a Technology Purchase with Richcorp, Inc. The prior acquisition of Richcorp included all Richcorp operations, however the recombinant engineered enzyme/protein technology to modify or remove many different types of hydrocarbons was specifically excluded to be the subject of this Agreement.

Richcorp's technology comprises the high volume, recombinant engineered manufacturing of numerous proteins/enzymes that can selectively react with specific hydrocarbons to decrease ash (overburden including clays, dolomites, etc.) sulfur or metal concentrations and thereby improving the coal quality and market value. This market value increase directly relates to the BTU or thermal value increase in the coal resulting from the protein/enzyme treatment. There are literally hundreds of millions of tons of coal that have been mined and deposited on open lands that do not meet the specifications of the electric power (Coal is utilized in producing about 55% of the electric power produced in the United States) generation companies. The Company has identified a significant portion of this coal in the Appalachian Basins where the Richcorp technology could increase the quality and market value of the laid up coal, meeting the electric power plant requirements. The Richcorp technology has been utilized and approved by the EPA, (Environmental Protection Agency) whereby the remaining protein effluent can be returned into the environment without risk to plants, animals or ground water. Other washing methods have included chemicals and detergents at a high cost and environmental risk.

Richcorp also has prior experience with at least one major oil company and the demonstration of this technology in oil applications. Heavy crude oil has been improved to yield "lighter" oils ("API shifting") with reduced sulfur and metals in upstream and downstream oil processing. In addition, the agreement calls for monthly payments to Dr. Keith Richardson equal to $10,000.00 per month, when profits for this technology exceed $20,000.00 per month.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock to Richcorp shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Richardson, those shareholders for which Mr. Richardson serves as a proxy, and all other shareholders of Richcorp. The Geotec Preferred Stock will be issued and held in escrow pending the share delivery scheduled for November 1, 2006, 2007 and 2008. The Geotec stock may be converted, based upon profit contribution for up to 21,000,000 common shares, over the multi-year delivery time frames.

The Company has purchased 5 million tons of coal from Consolidated Resources Group "CSRG" and any additional coal would be subject to a royalty agreement described herein), upon the sale of the initial 5 million tons. The Company's coal does not have to be mined, as it is "laid up" coal, at a site in Illinois. The Company will have to provide a completed and updated engineering report and apply for a reclamation permit to move the coal to power plants for sale, the cost of this process was estimated at $15 per ton. The Company also as options for other Appalachian coal inventories.

Coal, until the 1960's was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

Today, coal is used to produce over 50% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces over twice the United States production and India is the next largest producer with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $42.00 per short ton, while eastern coal and Powder River Coal are currently $56.50 and $15 per short ton. Canadian coking coal sold overseas for steel mills has recently been selling for $200 per short ton, as is coal imported to the Far East, at even higher prices.

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company.

The Company is focusing and investigating the efficient production and use of BTU output or conversion of the caloric content of hydrocarbons, though several technologies, which would include the use of the coal owned by the company. Mr. Ray, our interim President and CEO was one of the founders of TecEnergy, Ltd, which is a producer of gasification equipment that, as of the publication of this report, is just now producing commercial units for sale in Europe, with one unit also in the oil/gas fields of Oklahoma. It is anticipated by Management that these gasification units, which are also micro-power generators, will be able to utilize the Company's coal to produce a high output form of methane gas. This gas, when sold could produce a higher profit stream for the Company than just the sale of coal. Results from this gasification method indicate a production of hydrocarbons and power equivalent to over $100 per ton of coal. In addition, the Company is reviewing several other technologies that will maximize the BTU/caloric output of the coal, or other uses, such as fertilizer produced from coal. The Company is reviewing a technology that has been favorably tested at two major United States Agricultural Universities. Fertilizer is currently being sold for $250-450 per ton.

The Company also owned Kodiak Production, LLC, which is a drilling and services company, in Wyoming. The Company has cancelled its contract and provisions with Kodiak and the founders of Kodiak, thereby returning its ownership of Kodiak to the originating parties.

On September 30, 2005, the Company sold 200,000 tons of coal to URBAN TELEVISION NETWORK CORPORATION located at 2707 South Cooper St. Suite 119 Arlington, TX 76015 through a Commodity Exchange Agreement, with a minimum appraisal of $4.6 million in exchange for one hundred thousand preferred shares of Urban Television with a stated value, and convertible to $4.6 million worth of common stock of the Urban Television.

Urban Television principal and CEO and Miles Investment Group, LLC, President and General Manager, Jacob R. Miles, III, has advised the Parties that Miles Investment Group, LLC will be providing Urban Television with a sufficient number of Common Shares to facilitate fulfillment of the conversion obligation of URBT set forth in the Agreement.

The proposed use of proceeds raised from Urban Television's exchange of the Shares for the coal is to build Urban Television's working capital and asset value.

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

         * Deerfield Enterprises thereafter issued all shares of common stock that it received in exchange for the coal transfer to us. On the distribution, 45 million shares of our common stock were issued, not distributed to Mr. Lueck;
21.7 million shares of our common stock were issued, not distributed, to Justin Herman; 33 million shares of our common stock were issued, not distributed, subject to performance criteria, to Mr. Norris; and 33 million shares of our common stock were issued, not distributed to Mr. Ray. Mr. Ray also controls approximately 107 million shares, inclusive of his aforementioned distribution, as a result of a 5 year lock up agreement and shares owed by Deerfield Enterprises, Inc.

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

On March 14, 2005, we executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement, we acquired 3,000,000 tons of laid up coal from Consolidated in exchange for 21,000,000 shares of our common stock. The coal is located on land described as 14221 East Arrow Road, Cuba, Illinois 61427. As of the date of this quarterly report these shares have not been issued, at the written request of Consolidated

On March 15, 2005, the Company executed a Share Exchange Agreement and an Addendum to Share Exchange Agreement with Consolidated Resources Group, Inc. ("CRG"), a Florida corporation that maintains its principal office at Company's office and Mr. Joseph Bergmann, President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock representing the majority voting equity interest in CRG. Accordingly, Geotec has acquired equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement has an effective date of April 1, 2005 and provides that the Purchased Shares shall be delivered to Geotec on June 15, 2005. As of this filing, Mr. Bergmann or any of the CRG shareholders have not requested distribution of the Geotec shares, as required in the Agreement.

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

The Geotec Preferred Stock will contain preferences that entitle the holders of the Geotec Preferred Stock to a pro rata interest in 70% of net profits from the Geotec's sale of CRG coal that has been and will be acquired from Lancaster International Corporation, Inc. ("Lancaster"), under an option agreement. Remaining net profits (30%) from the sale of CRG coal will be allocated directly to Geotec. CRG presently owns one million (1,000,000) tons of coal located on property known as the Fiat Site at 14221 East Arrow Road, Cuba, Illinois (the "Fiat Site"). CRG has options to acquire an additional 15 million tons of coal from Lancaster.

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

On June 10, 2005, the Company entered into a Commodity Purchase Agreement (the "Agreement") with F T Leasing & Financial, Inc. Pursuant to the Agreement, Geotec has agreed to sell F T Leasing up to six million (6,000,000) tons of mined coal (the "Coal") over the next three years. The Company has agreed to supply coal from Pennsylvania, Tennessee or Kentucky, in lieu of this order, at a higher spot price, at F T Leasing's option if the reclamation permit for the Illinois coal has not been obtained in a timely manner. The total purchase price for the Coal in the first year of the Agreement is US$72,000,000.00. For the subsequent two option years of the Agreement, F T Leasing has agreed to pay the geographical market spot price at the time of the order, which was $36.00 per short ton minus two (2) dollars per ton for the Coal. The current geographical market spot price is $35.00 per ton for the Coal. In order to secure payment for the Coal, F T Leasing has agreed to procure an irrevocable revolving documentary letter of credit in favor of the Company for the sum of US$25,000,000.00. F T Leasing & Financial, Inc. has advised the company that is in the process of completing its letter of credit requirement, as per the agreement between the two companies.

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

As the result of the execution of the Agreement by the parties, Geotec obtains 100% voting control over Richcorp and its ownership rights to reserves of coking coal in Argentina exceeding 200,000,000 tons, as represented by Richcorp. Accordingly, the effect of the Agreement is to provide Geotec with the ability to control of over 200,000,000 tons of coke quality coal (asphaltite) and generate revenue to Richcorp/Geotec from the commercial exploitation of such commodity. The quality of the mined material is represented to be approximate 16-17,000 BTU per pound of asphaltite, with some deposits exceeding 17,000 BTU.

In addition, Richcorp, Inc. has the capabilities of Dr. Richardson's other enzyme based processes for the washing and high grading of Asphaltite The material is a very rich source of hydrocarbons and has provided excellent results in the laboratory with regard to the types of hydrocarbons and the range of products that can be derived from these hydrocarbons. Testing using formula RLP-22, an enzyme formulation has proven that the hydrocarbons can not only be extracted, but the resulting products can be virtually metal free, due to RLP-22's ability to extract the metals and minerals from the diesel fuel produced and the fixed carbons that result from the process.

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

On Friday, November 4, 2005, Geotec Thermal Generators, Inc. ("Geotec" or the "Company") executed a Technology Purchase (the "Agreement") with Richcorp, Inc. ("Richcorp"), a Florida corporation, wholly owned by Geotec. The prior acquisition of Richcorp included all Richcorp operations, however the recombinant engineered enzyme/protein technology to modify or remove many different types of hydrocarbons was specifically excluded to be the subject of this Agreement.

Richcorp's technology comprises the high volume, recombinant engineered manufacturing of numerous proteins/enzymes that can selectively react with specific hydrocarbons to decrease ash (overburden including clays, dolomites, etc.) sulfur or metal concentrations and thereby improving the coal quality and market value. This market value increase directly relates to the BTU or thermal value increase in the coal resulting from the protein/enzyme treatment. There are literally hundreds of millions of tons of coal that have been mined and deposited on open lands that do not meet the specifications of the electric power generation companies. The Company has identified a significant portion of this coal in the Appalachian Basins where the Richcorp technology could increase the quality and market value of the laid up coal, meeting the electric power plant requirements. The Richcorp technology has been utilized and approved by the EPA, (Environmental Protection Agency) whereby the remaining protein effluent can be returned into the environment without risk to plants, animals or ground water. Other washing methods have included chemicals and detergents at a high cost and environmental risk.

Richcorp also has prior experience with at least one major oil company and the demonstration of this technology in oil applications. Heavy crude oil has been improved to yield "lighter" oils ("API shifting") with reduced sulfur and metals in upstream and downstream oil processing. Richcorp's web sites are www.richcorp.net and www.rich-labs.com .

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

These enzyme formulations are designed to produce enzymes that specifically attack the desired molecular bonds to detach the target contaminate. This process is realized by the interaction of several enzyme groups known as decombinanase, transferase and recombinase. The Company completed an agreement with Richcorp and Dr. Richardson on November 4, 2005, that is discussed in this publication.

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

The Company also has approximately 5 million tons of coal that is laid up, and an option through CRB to an additional 16 million tons for which there is a US market of approximately 1 Billion tons of coal per year. Coal is sold and priced by region, and the Company's coal is located in the Illinois Basin, with a current spot price of $42 per short ton. The Company is also negotiating options or direct purchase of Northern Appalachian which represents in excess of 150 million tons of coal.

Coal, until the 1960's, was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

Today, coal is used to produce over 50% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces in the last year has increase production to over 2.3 billion tons per year, over double the United States and India is the next largest producer with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are currently $42.00 per short ton, while eastern coal and Powder River Coal are currently $56.50 and $15 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $100 per short ton, as is coal imported to the Far East, at even higher prices.

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

Trading of carbon credits has greatly increased. The market in European CO2 rights, which didn't exist four years ago, is forecast to reach $5 billion in 2005, according to the Amsterdam-based European Climate Exchange. Trading in the 10-year-old U.S. market for sulfur dioxide (SO2), a primary cause of acid rain, totals $7 billion annually.

To put those figures in perspective, consider this: The entire 2002-2003 U.S. wheat crop was valued at $5.7 billion, according to the U.S. Department of Agriculture.

Investment banks such as Goldman Sachs Group Inc., Merrill Lynch & Co. and Morgan Stanley; and hedge fund firms such as Citadel Investment Group LLC have piled into the pollution market. Many of them are hunting for an edge in the young, murky market for European CO2 rights, where prices have as much as quadrupled this year. Prices of 2005 CO2 allowances rose to a record of $38.00 a ton in August, 2005, up from a low of $7.55 on Jan. 10, 2005. Six European exchanges for Carbon Credits have been created and so far, 16 special funds have raised over 1.5 Billion dollars to buy CO2 credits and build such inventories. Investment funds have been created as well. Among them is a $238 million fund started by Trading Emissions Plc, which is incorporated in the tax haven of the Isle of Man. Its stakeholders include Credit Suisse Group, Goldman Sachs and Moore Capital Management LLC, the hedge fund firm run by Louis Bacon, according to filings with the U.S. Securities and Exchange Commission.

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

STRATEGY

The Company anticipates three revenue streams from its efforts:

A. the Company plans to sell coal that it has acquired or will acquire through various transactions. This includes the high carbon coking quality coal owned by Richcorp, as well as coal acquired through other means. In addition, the Company intends to obtain the reclamation permit from the engineering plans that are being submitted to the State of Illinois. The Company has orders for some of its coal, and is in discussions with several parties to sell additional coal. The remaining parts of the coal may be utilized for maximum profit generation utilizing other technologies.

B. the Company intends to acquire oil and gas properties, and technologies to maximize its profit potentials, and these technologies may include gasification or transforming its coal into fertilizer, among other technology potentials.

C. the Company intends to receive carbon credits for coal or asphaltite (in Argentina) that is produced into fertilizer. In addition, high sulfur coal that is of little value to most users may be used for this process. Carbon credits are currently priced at about $38 per ton of coal. Sulfur credits, which could apply to gasification or production of fertilizer from coal, are prices at near $900 per ton of sulfur. If a ton of coal has 5% sulfur, then one ton of coal would generate 1/20th the sulfur credit or approximately $45 per ton of coal, if gasified or produced into fertilizer.

7. Competition

Several companies have been involved or are currently involved well treatment methods that are competitive including: Servo-Dynamics, Inc., Schlumberger Technology, Compulog PST, and Oryx Energy Company.

The Company will also compete with any coal seller, for use with any of its technologies.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, the Company received $70,000 of cash from a shareholder, Dr. Art Gottmann, that was part of a contractual agreement to issue an additional 16.5 million shares of the company's common stock as a result of the investment on his part of $2.2 million. For the nine months ended June 30, 2005, the Company has received $1,115,000 from Dr. Gottmann. It is anticipated that the remaining $1.085 million will be received during the fourth quarter of fiscal 2005. The Company is currently negotiating with several sources for sufficient working capital which will allow the company to begin operations related to selling the coal currently held in inventory, as well as additional purchased coal and the newly acquired coking coal acquired through Richcorp.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS.

A. THE NORRIS DIVORCE PROCEEDING. On November 21, 2005, we filed legal papers (the "Motion to Vacate") to vacate a portion of a final judgment of dissolution of marriage in the matter styled: Susan Norris v. O'Brian P. Norris, No. 05-4981 FMCE 38 90 (Cir. Ct. Broward Cty., Fla.), a divorce action wherein the court ordered the issuance of 57,200,000 shares of Company common stock (the "Disputed Shares") to Susan Norris and/or her nominees. In the divorce action, Ms. Norris submitted an affidavit to the court claiming that her former husband, O'Brian P. Norris, owned 23 million tons of the Company's coal, 45 million shares of Company common stock and a 51 percent ownership interest in an entity known as Deerfield Enterprises, Inc. Based upon these sworn statements, among others, by Ms. Norris, the court ordered the Company's stock transfer agent to issue the Disputed Shares.

As referenced in the Company's Form 10-QSB for the quarter ending March 31, 2005, certain shares of Company common stock were issued in the name of O'Brian
P. Norris and/or Deerfield Enterprises, Inc., but were held in escrow (the "Escrowed Shares") by the Company pending performance of services relating to acquisition of a credit loan facility. Neither Susan Norris, O'Brian P. Norris, nor any person or entity affiliated with them provided services to the Company or otherwise provided any consideration for the release of Escrowed Shares by the Company.

In the affidavit filed with the court, Ms. Norris falsely stated that stock certificates representing the Escrowed Shares were "lost" even though we had previously informed her that the Escrowed Shares were held by the Company. In the Motion to Vacate, we contend that Susan Norris' false statements regarding O'Brian P. Norris' ownership of the Escrowed Shares and that certificates regarding the Escrowed Shares were "lost" fraudulently induced the court to issue the Disputed Shares. Pursuant to the Motion to Vacate, we are seeking to have the court order (i) cancellation of the Disputed Shares since no consideration has ever been tendered to the Company for them; and (ii) for Ms. Norris to return over $30,000.00 paid by the Company to Deerfield Capital Consultants, Inc. as "advanced fees" relating to future performance of services in connection with acquisition of a credit loan facility. We also are seeking vacature of the portion of the final judgment relating to ownership of any portion of the Company's coal assets. As of the date of filing this Form 10QSB, the court has not ruled on the Motion to Vacate.

B. THE JUSTIN HERMAN LITIGATION. On November 21, 2005, we commenced litigation against Mr. Justin Herman, a former employee of the Company and a principal of Kodiak Productions, Inc. ("Kodiak"), a Wyoming corporation. In a Form 8-K filed on October 3, 2005, we reported that the Company had terminated its agreement to acquire Kodiak, based upon Kodiak's failure to deliver agreed upon consideration for the transaction. The Company's board of directors previously authorized the Company to commence litigation to recover $4,206,000.00 in damages that it has sustained from the transaction and to pursue other remedies. In our investigation, we have discovered that Mr. Herman committed various acts of fraud in connection with the terminated transaction. In the litigation, we seek to recover the aforementioned damages, including $300,000.00 in cash tendered by the Company (retained by Mr. Herman and those acting in concert and/or participation with him) in connection with the terminated transaction.

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

On Tuesday, March 15, 2005, the Company executed a Share Exchange Agreement and an Addendum to Share Exchange Agreement with Consolidated Resources Group, Inc. ("CRG"), and Mr. Joseph Bergmann, President of CRG. Pursuant to the Agreement, Mr. Bergmann agreed, as owner and/or proxy holder for other CRG shareholders, to convey and transfer to Geotec, those shares of CRG common stock and CRG preferred stock representing the majority voting equity interest in CRG. Accordingly, Geotec is acquiring equity ownership control over CRG. The Agreement contains further provisions for the acquisition of all issued and outstanding equity interests of CRG from remaining CRG shareholders. The Agreement was effective on April 1, 2005 and provides that the Purchased Shares were to be delivered to Geotec on June 15, 2005. As of this date, Mr. Bergmann nor any CRB shareholder has requested delivery as of this report.

As consideration for the Purchased Shares, Geotec is tendering ten thousand (10,000) shares of its preferred stock to CRG shareholders. The Geotec Preferred Stock will be distributed on a pro rata basis to Mr. Bergmann, those shareholders for which Mr. Bergmann serves as a proxy, and all other shareholders of CRG that elect to exchange their equity interest in CRG for Geotec Preferred Stock. The Geotec Preferred Stock will be issued and held in escrow pending the share exchange scheduled for June 15, 2005. As of this date, Mr. Bergmann nor any CRG shareholder has requested delivery as of this report.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         Exhibit
         Number                         Description
         -------           --------------------------------------------

         31.1              Certification of the Chief Executive Officer

         32.1              Certification of the Chief Executive Officer

         (b) Reports on Form 8-K

         None


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Geotec Thermal Generators, Inc.

Date: November 21, 2005                 By: /s/ Bradley Ray
                                        Bradley Ray
                                        CEO
                                        Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: November 21, 2005                 By: /s/ Bradley Ray
                                        Bradley Ray
                                        CEO
                                        Chief Executive Officer