Form 10KSB
GEOTEC THERMAL GENERATORS INC
filed 2006-12-29
CIK 1087717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                  For the transition period from

 to

Commission file number 000-26315

(Name of small business issuer in its charter)

GEOTEC THERMAL GENERATORS, INC.

(State or other jurisdiction of

 (I.R.S. Employer Identification No.)

incorporation or organization)

Florida

 59-3357040

(Address of principal executive offices)

(Zip Code)

110 East Atlantic Avenue, Suite 200

Delray Beach, Florida

33444

Issuer's telephone number   561-276-9960

Securities registered under Section 12(b) of the Exchange Act:

Title of each class name of each exchange on which registered

None                               not applicable

(Title of each class)

Securities registered under Section 12(g) of the Exchange Act:

(Title of class)

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes[] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year for the 12 months ended December 31, 2005:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 4, 2006 is approximately $1,545,019.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of December 4, 2006, 146,668,155 shares of common stock are issued and outstanding.

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

Yes[   ]     No [X]

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

When used in this Annual Report, the terms the “Company,” “Geotec,” “we”, “our”, and “us” refers to Geotec Thermal Generators, Inc., a Florida corporation.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Geotec was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444. The telephone number is (561) 276-9960, the fax number (561) 276-9964, and the e-mail address is:info@geo-tec.net.

During calendar years 2003 and 2004, our business model centered on our ten-year exclusive license and U.S. Patent No. 6,817,298 to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), was not fully commercialized, and we had limited business operations from this technology.  Accordingly, we intend to sell our interest in this technology and we will not be a service company to the oil and gas marketplace.  Instead, we will concentrate on generating revenues from the various agreements to acquire and process coal, as described herein, and commercial exploitation of our “Green Energy” technologies.

In the first quarter of 2005, we changed our business plan to pursue a “Green Energy” business model.   Pursuant to this “Green Energy” business model we have entered into contracts to acquire laid up coal, above ground coal mines, and technology to utilize coal assets to produce synthetic fuels. We intend to continue through 2006 to pursue additional contracts for the acquisition of coal assets and technologies to produce gas, liquid or solid synthetic fuels, or refined “clean” or “Ultra Clean” coals. Through agreements described herein, we have obtained technologies to facilitate the processing of coal into Ultra Clean or Clean Coal.

Supportive Technologies for Coal Refinement. Coal Washing and Use of Enzymes/Proteins: We entered into agreements with Richcorp, Inc. (“Richcorp”) whereby we acquired  Richcorp’s proprietary protein/enzyme formulations to use in our coal washing process.  These formulations are produced from industrial fermentations specifically designed to induce or inhibit the release of specific types of protein/enzymes into an aqueous solution. The desired result includes the degradation of clays, alteration of the pH of the soil structure and the removal of hydrocarbons from soil or the removal of organic-metallic compounds in a fuel targeted for the consumer market. Geotec provides the treatment, remediation or other applications that these formulations utilize to correct or change chemical structures for a particular purpose. An officer of Richcorp, William Richardson, entered into an employment agreement with Geotec, which was executed at the time of the purchase of certain mining interests in Argentina as hereinafter described.

GASIFICATION

Among the uses for our coal assets is gasification.  Gasification is a process which converts any carbon containing material into a synthesis gas composed primarily of hydrocarbon gases. This gas can be used as a fuel to generate electricity or steam, or a basic chemical building block for a large number of uses in the petrochemical and refining industries.   Gasification adds value to low or negative-value feed stocks by converting them to marketable fuels and products.

In furtherance of our Green Energy business model, we entered into a contract to obtain the mining rights to various quantities of coal in 2005 and purchased a promissory note in the amount of $400,000 due from Lancaster International, Inc. (”Lancaster”) and Consolidated Resources Group (“CSRG”). The promissory note served as consideration for an agreement that the Company would receive a permit and bond issued by the State of Illinois to wash and process certain quantities of laid up coal located near Cuba, Illinois.  Lancaster and CSRG did not obtain the bond and permit prior to December 1, 2005 and defaulted on the agreement. Thereafter we transferred and assigned all of our contractual rights to the Illinois coal for the value invested in the coal to Universal Coal, LLC, a Florida limited liability company (“Universal”).  Universal is owned by Bradley Ray, Chief Executive Officer of Geotec.  Universal has given the Company a promissory note based on the cost of the coal, secured by the coal itself.

On December 25, 2005 we entered into an agreement with Stone Mountain Development Company, a Pennsylvania general partnership (“Stone Mountain”), to acquire coal from various sites near Pittsburgh,

Pennsylvania. The contractual obligation of Stone Mountain provided us with means to satisfy a coal futures sale transaction that also involves the purchase of shares of Urban Television Network Corporation preferred stock in the third quarter of 2005.  The preferred shares convert to a maximum of 49% of the common stock of Urban Television Network Corporation.  The Company may not have adequate cash or resources to mine, process and/or deliver this coal and therefore, the Company may not be able to take advantage of its contractual rights to these assets.

The Stone Mountain agreement referenced above provided an alternative source to replace the coal that was due to Geotec from Deerfield Enterprises, Inc. (“Deerfield”), a company owned by Bradley Ray, Chief Executive Officer of Geotec, other employees of Geotec and our primary investor, under the terms of a prior contract with Deerfield. Deerfield has been unable to fulfill its contractual obligation to the Company due to its inability to deliver coal from the location originally contemplated by Deerfield. Accordingly, we have rescinded the agreement with Deerfield due to its failure to provide any consideration for the transaction.  The contractual rights to quantities of Illinois coal were returned to Deerfield Enterprises, Inc.

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, Chief Executive Officer of Geotec.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  It is our goal to sell the refined coal to various end users to generate revenue for the Company.  If we are able to obtain capital or revenues from the sale of coal or our technology, we plan to purchase quantities of refined coal from various parties throughout 2006 and beyond for our customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. While we expect to make all additional required payments for the mines, the Company may not have sufficient cash or resources to complete the payment obligations and may thereafter be in default.

2. Background Information regarding the coal market.

Until the 1960's coal was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999)

Many technologies have been used with hydrocarbons, to increase the use, form or caloric output of coal, gas and oil. We are pursuing several technologies that will maximize the profits and minimize the reclamation costs of its coal. These multiple profit streams will be a major focus of our business operations and may include other coal/hydrocarbons made available to us.  We also intend to pursue the direct sale of coal to power plants and power companies.

Coal is the most widely used electrical energy producing fuel in the world.  Before use, most coal must be cleaned of impurities.  During that cleaning process, the industry loses a substantial amount with the waste.  Experts have concluded that 70–80 million tons of US coal are lost annually during cleaning.  More than 2 billion tons of (clean) coal is contained in more than 700 eastern US waste ponds and piles.  Historically, coal used for electric power generation has sold for about $35 per ton. The current spot price is in excess of $65 per ton.  Ultra Clean Coal is sold as high as $115 per ton.

Today, coal is used to produce over 55% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces about 150% more than the United States and India and Russia are the next largest producers with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are in the range of $44 per short ton, while eastern coal and Powder River Coal are in the range of $52 and $17 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $125 per short ton, as is coal imported to the Far East, at even higher prices.

We are focusing our business efforts on “Green Energy” production and use of BTU output or conversion of the caloric content of hydrocarbons, through several technologies, which includes the use of our coal assets. Coal prices should remain at their current levels, or move higher based upon increasing usage in China and India, as well as other emerging countries and the more recent increase in oil and gas prices. Distribution of our refined coal occurs through agreements with our customers and traditional transportation methods utilized by the coal industry. These methods include, transporting by ship, barge, railway and over the road trucking.

3.       Patents and Trademarks.

The Company was granted U.S. Patent No. 6,817,298 on November 16, 2004, described as “Solid Propellant Gas Generator with Adjustable Pressure Pulse for Well Optimization.” 12 claims were approved by the patent office.  As noted above, we have discontinued business operations that utilize the patent and are seeking to sell the technology as it is not material to our Green Energy business model and operations.

4.       Vendors, Suppliers, Distributors, Customers.

(a) Coal Sales Agreement. On March 3, 2006, we executed a purchase order agreement with Island Sales Limited, a Pennsylvania corporation whereby we agreed to sell 500,000 tons of Pennsylvania processed clean coal to Island Sales between April and December, 2006, at the price of $47.10 per ton, subject to processing and delivery specifications. We may not be able to process and deliver this amount or any amount of coal and therefore may be in default of this contract.

(b) Coal Processing Test Results. On January 27, 2006, we received coal washing test results from SGS Commercial Testing & Engineering Co. of Denver, Colorado, which provided independent verification and validation that chemical modification of the Pennsylvania coal utilizing our proprietary recombinant protein/enzyme technology (acquired from Richcorp) increased the commercial value of such coal. We believe that test results from the chemically processed coal demonstrate that the processed coal qualifies as “Refined Coal” as such term is defined in Section 45 of the Internal Revenue Code of 1986, as amended.

(c) Technical Testing Data. The results showed a 15.6 % increase in Btu per lb. to 13,209 Btu; a decrease in Ash of 58% to 7.33% and a 20.2% decrease in lb. S02/mm Btu.

5.       The Market: Target Customers and Marketing Strategy.

In the United States, power companies and large independent companies that generate their own power are potential customers for the sale of coal.  Approximately 1.2 billion tons of coal are mined and delivered within the United States each year.

Our international asphaltite reserves have a high level of organic chemicals, that upon refining (with our enzyme/proteins), with gasification or classical refining will produce several barrels of diesel and a barrel of jet fuel per ton of asphaltite.  Jet fuel and diesel fuel are basic commodities with prices that vary with that commodity marketplace.

Domestic coal or asphaltite can also be used to produce bio-fuels utilizing any type of organically produced feedstock such as corn, rice or similar material.  In addition, our protein/enzyme product can be used to produce ethanol from these organic feed stocks.

6.       Competition.

There are many companies, too numerous to mention, that own coal mines and laid up coal and that compete with us for the sale of coal/hydrocarbon commodities.  The price for these products will fluctuate as the price of oil or gas changes, and the representative cost of refining these products fluctuates. We expect that utilization of our enzyme/protein proprietary processing product (acquired from Richcorp) will provide us with a competitive advantage in our sales of Ultra-Clean coal.

7.       Government Regulations.

Price Regulations.

Regulation of the Environment. The exploration, development, production and processing of coal is subject to various federal and state laws and regulations to protect the environment. Various state and governmental agencies are considering, and some have adopted, other laws and regulations regarding environmental control that could adversely affect our business activities. Compliance with such legislation and regulations, together with any penalties resulting from noncompliance therewith, will increase the cost of coal development, production and processing. Certain of these costs may ultimately be borne by us.  Management does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect on capital expenditures, earnings or our competitive position in the coal and synthetic fuel industry.

The preceding discussion of regulation of the oil and natural gas industry is not intended to constitute a complete discussion of the various statutes, rules, regulations or governmental orders to which our operations, services, and revenues may be subject.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. You should consider carefully these risk factors, together with all of the other information included in or incorporated by reference into this report before you decide to purchase our securities. If any of the following risks and uncertainties were to develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

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

In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and references as may be determined from time to time by our board of directors, of which 1,100,000 shares have been designated as our Series A Convertible Preferred Stock. We presently have no plans to issue any additional shares of Series A Convertible Preferred Stock. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-KSB. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We were not subject to these requirements for the fiscal year ended December 31, 2005. We will evaluate our internal control systems depending on the ultimate resolution of the applicability of the SOX 404 Rules to our Company.

Should we become subject to the final SOX 404 Rules we may expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, and there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors (if that is required). In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

WE HAVE ABANDONED OUR FORMER BUSINESS MODEL AND ACTIVITY TO UTILIZE THE PATENT DESCRIBED HEREIN AND TO BE A SERVICE PROVIDER TO THE OIL AND GAS INDUSTRY.

 During calendar years 2003 and 2004, our business model centered around our ten-year exclusive license and U.S. Patent No. 6,817,298 to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators(TM), was not fully commercialized.  Accordingly, we intend to sell our interest in this technology and we will not be a service company to the oil and gas marketplace.  Instead, we will concentrate on monetizing our coal assets and our “Green Energy” technologies.

In the first quarter of 2005, we changed our business plan to pursue a “Green Energy” business model.   Pursuant to this “Green Energy” business model we have entered into agreements to acquire laid up coal, above ground coal mines and technology to utilize coal to produce synthetic fuels. We intend to continue through 2006 to enter into additional agreements to acquire coal assets and technologies to produce gas, liquid or solid synthetic fuels, or refined “clean” or “Ultra Clean” coals. Through agreements described herein, we have obtained technologies that enable the processing of coal into Ultra Clean or Clean Coal.    However, we have not yet generated any significant revenues with this new business model and there can be no assurances that future revenues will be sufficient to sustain and support our projected business operations.  Further, while the technology has been favorably reported in a laboratory and pilot plant setting, there is no evidence that the technology will be commercially feasible as it has never been utilized to refine coal in a commercial setting.

WE MAY NOT HAVE SUFFICIENT CAPITALIZATION NOR BE ABLE TO ENGAGE IN ANY ASSOCIATIONS TO RAISE CAPITAL TO MEET OUR CURRENT OBLIGATIONS OR TO BE ABLE TO PURCHASE OR PROCESS OUR COAL RESERVES.

It will be essential for the Company to attain a cash flow in the near future in order to fulfill our business plan of purchasing, processing and delivering coal.  The equipment necessary to process coal reserves is expensive and the Company may not be able to purchase or lease the equipment unless we associate with other entities, investors or venture partners in order to purchase coal and/or necessary equipment.

ITEM 2.           DESCRIPTION OF PROPERTY.

We currently lease facilities consisting of approximately 1,550 square feet of office space in Delray Beach, Florida, pursuant to a one year lease expiring in March, 2006, with initial monthly base rental amount of $3,813, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services. Under the terms of the lease, we have a 36-month option to renew during the lease term with a 5% increase in the annual minimum rent paid in the preceding year.  That lease is in effect on a month by month basis, with the April, 2006 monthly rent adjusting to $4,003.90.  We also lease a storage facility for storing our gas generators, which is centrally located in the oil/gas producing states, on a month to month basis at $202 per month.

ITEM 3.           LEGAL PROCEEDINGS.

The Company has been included as a party in a civil interpleader action brought by its transfer agent, Florida Atlantic Stock Transfer, Inc. (“FAST”). The interpleader action was filed in February 6, 2006 in the Circuit Court in and for Broward County, Florida.  The subject matter of the interpleader action is 57,200,000 shares of the Company’s restricted common stock (the “Disputed Shares”) that have been the subject of an attempted transfer by defendant, Equities First Holdings, LLC (“EFH”). EFH is a limited liability company whose jurisdiction of origin is unknown to the Company, as EFH principals have not filed either a Form 3 or a Form 13D with the United States Securities and Exchange Commission.

EFH demanded that FAST transfer the Disputed Shares to two corporations while we contended that the Disputed Shares were not legitimately issued due to a lack of consideration for such shares. We further contended that even if the Disputed Shares were legitimately issued, they were subject to a five-year lockup restriction. The Disputed Shares emanated from certain share certificates that have been held in escrow by us (the “Escrowed Shares”) since their issuance.  EFH’s response to the interpleader suit included a cross-claim against us for damages in excess of $15,000.00.

The Disputed Shares were issued without Company action or approval pursuant to a divorce proceeding styled: Susan Norris v. O’Brian P. Norris, No. 05-4981 FMCE 38 90 (Cir. Ct. Broward Cty., Fla.), wherein the divorce court ordered the issuance of the Disputed Shares to Susan Norris and/or her nominees. In the divorce action, Ms. Norris provided an affidavit to the court wherein she claimed a marital interest in 57,200,000 shares of our common stock and that the certificates regarding such shares were lost. Such share certificates were actually the Escrowed Shares. However, based upon Ms. Norris’ sworn statements, the divorce court ordered our stock transfer agent, FAST to issue the Disputed Shares. At the time of Ms. Norris’ sworn statements to the divorce court, certificates for the Escrowed Shares were not lost, but were held in escrow by us pending performance of services. Furthermore, the Escrowed Shares were and continue to be subject to a 5-year lockup agreement as referenced in our previous public filings.

On November 23, 2005, we filed legal papers (the “Motion to Vacate”) to intervene in the divorce action and to vacate a portion of the final judgment of dissolution of marriage. The basis for the Motion to Vacate is that Ms. Norris falsely stated to the divorce court that stock certificates representing the Escrowed Shares were “lost” even though we had previously informed her attorney that the Escrowed Shares were held by us. We argued to the divorce court that it lacked subject matter jurisdiction over the Escrowed Shares. Pursuant to the Motion to Vacate, we were seeking, among other things, to have the divorce court order cancellation of the Disputed Shares.  On May 2, 2006, a court order affecting us was rendered in the marital dissolution matter styled: Susan Norris v. O’Brian P. Norris, No. 05-4981 FMCE 3890 (Cty. Ct. Broward Cty).  In the May 2, 2006 Order, the court stated that the Divorce Decree “does not bind Geotec.” Accordingly, we instructed our transfer agent to cancel the 57,200,000 shares of its common stock issued to Susan Norris’ designee, Equities First Holdings, LLC and such shares have been cancelled.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock was formerly quoted on the OTCBB under the symbol "GETC" but was de-listed when we failed to timely file our Form 10-Q for the period ending March 31, 2006 as well as our Form 10-K for year-end 2005. The following table sets forth the high and low closing sale prices for our common stock as reported on the OTCBB for our last two fiscal years. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

         Fiscal 2004

High

Low

         First quarter ended March 31, 2004

$1.10

$0.10

         Second quarter ended June 30, 2004

$0.61

$0.25

         Third quarter ended September 30, 2004

$0.43

$0.12

         Fourth quarter ended December 31, 2004

$0.20

$0.11

         Fiscal 2005

         First quarter ended March 31, 2005

$0.20

$0.12

Second quarter ended June 30, 2005

$0.20

$0.12

         Third quarter ended September 30, 2005

$0.18

$0.11

         Fourth quarter ended December 31, 2005

$0.14

$0.06

         Fiscal 2006

         First quarter ended March 31, 2006

$0.44

$0.06

         Second quarter ended June 30, 2006

$0.19

$0.06

         Third quarter ended September 30, 2006

$0.12

$0.06

On December 26, 2006, the last reported sale prices of the common stock on the OTCPK were $0.05 per share. As of March 31, 2006 there were approximately 104 shareholders of record of the common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold 16,500,000 shares in a private placement to Dr. Arthur Gottmann, for $2.2 Million, and the Company has received $1.2 million of these funds, with a note for the remainder of the $1.0 Million to be paid by the end of 2006.  These shares are subject to the 5 year lock-up agreement, as described herein.

On August 1, 2005, we entered into an agreement (amended and restated on May 12, 2006) with Richcorp, Inc. (“Richcorp”), pursuant to which we purchased certain assets owned by Richcorp.  As consideration for the asset purchase we issued ten thousand (10,000) shares of our Class A Convertible Preferred Stock (the “Preferred Shares”) to Richcorp with stock conversion exchange dates of August 1, 2006, August 1, 2007 and August 1, 2008.  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle Richcorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of our common stock (the “Minimum Shares”) and up to a maximum of 21 million (21,000,000) restricted shares of our common stock (the “Maximum Shares”) based upon the EBITDA criteria set forth below.  Conversion of the Preferred Shares may be deferred at the option of the Richcorp and its principals until November 1, 2007 or November 1, 2008.  As of the execution of the Agreement, 3,500,000 restricted shares of the Buyer’s common stock (⅓ of the Minimum Shares) were deemed “earned” and are available for conversion, as referenced above.  The balance (7,000,000 shares of our common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of our common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of our common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the Preferred Shares.

On November 1, 2005, we entered into an agreement (amended and restated on May 12, 2006) with Richcorp, Inc. (“Richcorp”), pursuant to which we purchased enzyme technology referenced herein that was owned by Richcorp.  As consideration for purchase of the enzyme technology, we issued ten thousand (10,000) shares of our Class A Convertible Preferred Stock (the “Preferred Shares”) to Richcorp with stock conversion exchange dates of November 1, 2006, November 1, 2007 and November 1, 2008.  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle Richcorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of our common stock (the “Minimum Shares”) and up to a maximum of 21 million (21,000,000) restricted shares of our common stock (the “Maximum Shares”) based upon the EBITDA criteria set forth below.  Conversion of the Preferred Shares may be deferred at the option of the Richcorp and its principals until November 1, 2007 or November 1, 2008.  As of the execution of the Agreement, 3,500,000 restricted shares of the Buyer’s common stock (⅓ of the Minimum Shares) were deemed “earned” and are available for conversion, as referenced above.  The balance (7,000,000 shares of our common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of our common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of our common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the Preferred Shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance, under equity compensation plans, including individual compensation arrangements, by us under our 2004 Stock Option Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2005.

(a)

(b)

(c)

Number of

Weighted

Number of

                  securities to be

average

securities remaining

                  issued upon

exercise

available for future

                  exercise of

price of

issuance under equity

                  of outstanding

outstanding

compensation plans

                  options, warrants

options

(excluding securities Plan

                  and rights

warrants

 reflected in column (a))

and rights

(a)

(b)

(c)

2004 Stock Option Award Plan

3,000,000

$0.15 - $0.85

-0-

Equity compensation plans

not approved by stockholders

73,260

$0.6825

-0-

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)

Plan of Operation.

In the first quarter of 2005, we changed our business plan to pursue a “Green Energy” business model.   Pursuant to this “Green Energy” business model we have entered into contracts to acquire laid up coal, above ground coal mines, and technology to utilize coal assets to produce synthetic fuels. We intend to continue through 2006 to pursue additional contracts for the acquisition of coal assets and technologies to produce gas, liquid or solid synthetic fuels, or refined “clean” or “Ultra Clean” coals. Through agreements described herein, we have obtained technologies to facilitate the processing of waste coal into Ultra Clean or Clean Coal.

Supportive Technologies for Coal Refinement. Coal Washing and Use of Enzymes/Proteins: We entered into agreements with Richcorp, Inc. (“Richcorp”) and purchased Richcorp’s proprietary protein/enzyme formulations to use in our coal washing process.  These formulations are produced from industrial fermentations specifically designed to induce or inhibit the release of specific types of protein/enzymes into an aqueous solution. The desired result includes the degradation of clays, alteration of the pH of the soil structure and the removal of hydrocarbons from soil or the removal of organic-metallic compounds in a fuel targeted for the consumer market. Geotec provides the treatment, remediation or other applications that these formulations utilize to correct or change chemical structures for a particular purpose. An officer of Richcorp, William Richardson, entered into an employment agreement with Geotec, which agreement was executed at the time of the purchase of certain mining interests in Argentina.

GASIFICATION

Among the uses for waste coal is gasification.  Gasification is a process which converts any carbon containing material into a synthesis gas composed primarily of hydrocarbon gases. This gas can be used as a fuel to generate electricity or steam, or a basic chemical building block for a large number of uses in the petrochemical and refining industries.   Gasification adds value to low or negative-value feed stocks by converting them to marketable fuels and products.

In furtherance of our Green Energy business model, we entered into a contract to obtained the mining rights to quantities of coal through various transactions in 2005 and purchased a promissory note in the amount of $400,000 due from Lancaster International, Inc. (”Lancaster”) and Consolidated Resources Group (“CSRG”). The

promissory note served as consideration for an agreement that we would receive a permit and bond issued by the State of Illinois to wash and process certain quantities of laid up coal located near Cuba, Illinois.  Lancaster and CSRG did not obtain the bond and permit for us prior to December 1, 2005 and defaulted on the agreement.  Thereafter, we sold and assigned all of our contractual rights to the Illinois coal for the value invested in the coal to Universal Coal, LLC, a Florida limited liability company (“Universal”).  Universal is owned by Bradley Ray.  Universal has given the Company a promissory note based on the cost of the coal, secured by the coal itself.

On December 25, 2005 we entered into an agreement with Stone Mountain Development Company, a Pennsylvania general partnership (“Stone Mountain”), to acquire coal from various sites near Pittsburgh, Pennsylvania. The contractual obligation of Stone Mountain to provide coal located at various places in Pennsylvania has provided us with means to immediately satisfy a coal futures sale transaction which includes the purchase of shares of Urban Television Network Corporation preferred stock in the third quarter of 2005.  The preferred shares convert to a maximum of 49% of the common stock of Urban Television Network Corporation.  We may not have adequate cash or resources to mine, process and/or deliver this coal and therefore, we may not be able to take advantage of our contractual rights to these assets.

The Stone Mountain agreement referenced above provided an alternative source to replace the coal that was due to Geotec from Deerfield Enterprises, Inc. (“Deerfield”), under the terms of a prior contract with Deerfield.  Deerfield is a Florida corporation owned by Bradley Ray, other employees of Geotec and our primary investor.  Deerfield has been unable to fulfill its contractual obligation to us to provide coal due to the default of an agreement by third parties. Accordingly, we have rescinded the agreement with Deerfield due to its failure to provide any consideration for the transaction.  The contractual rights to quantities of Illinois coal were returned to Deerfield.

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, though it is anticipated that Ecotec will ultimately be majority owned by members contributing substantial capital for operation of a coal processing facility.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  It is our goal to sell the refined coal to various end users to generate revenue for the Company.  If we are able to obtain available capital or revenues from the sale of coal or our technology, we plan to continue purchasing quantities of refined coal from various parties throughout 2006 and beyond for our customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights to five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. While we expect to make all additional required payments for the mines, the Company may not have sufficient cash or resources to complete the payment obligations and may thereafter be in default.

Until the 1960's coal was the single most important source of the world's primary energy. In the late 1960's it was overtaken by oil; but it is forecast that coal, could again become the major primary energy source at some stage during the first half of this century. (World Coal Institute, 1999).

Many technologies have been used with hydrocarbons, to increase the use, form or caloric output of coal, gas and oil. We are pursuing several technologies that will maximize the profits and minimize the reclamation costs of its coal. These multiple profit streams will be a major focus of our business operations and may include other coal/hydrocarbons made available to us.  We also intend to pursue the direct sale of coal to power plants and power companies.

Coal is the most widely used electrical energy producing fuel in the world.  Before use, most coal must be cleaned of impurities.  During that cleaning process, the industry loses a substantial amount with the waste.  Experts have concluded that 70–80 million tons of US coal are lost annually during cleaning.  More than 2 billion tons of (clean) coal is contained in more than 700 eastern US waste ponds and piles.  Historically, coal used for electric power generation has sold for about $35 per ton. The current spot price is in excess of $65 per ton.  Ultra Clean Coal is sold as high as $115 per ton.

Today, coal is used to produce over 55% of the electricity in the United States. The United States is the second largest producer of coal at about 1 billion tons per year. China produces about 150% more than the United States and India and Russia are the next largest producers with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices have fluctuated in the range of $44.00 per short ton, while eastern coal and Powder River Coal are currently $52.00 and $17 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $125 per short ton, as is coal imported to the Far East, at even higher prices.

We are focusing our business efforts on “Green Energy” production and use of BTU output or conversion of the caloric content of hydrocarbons, through several technologies, which includes the use of our coal assets. Coal prices should remain at their current levels, or move higher based upon increasing usage in China and India, as well as other emerging countries and the more recent increase in oil and gas prices. Distribution of our refined coal occurs through agreements with our customers and traditional transportation methods utilized by the coal industry. These methods include, transporting by ship, barge, railway and over the road trucking.

In connection with our “Green Energy” business model, we have designed, co-manufactured and tested a small batch processing coal bio-refinery with TecEnergy Pennsylvania, Inc. (“TecEnergy”), a Consolidated Energy & Technology Group, Inc. subsidiary.

The coal bio-refinery was designed to utilize our enzyme/protein technology to produce clean coal from waste coal.  Our enzymes/proteins are part of an enabling technology that can economically bio-refine hydrocarbons (coal and oil) to remove contaminants such as ash, arsenic, mercury, sulfur and other heavy metals to increase the value of the coal or oil.  In addition, heavy or long chain hydrocarbons, such as are contained in sludge or coal, can be bio-chemically modified to increase the value of the coal feedstock.

An independent laboratory obtained the following comparative test results:

            Waste Coal (Dry Basis Pre-treatment)

Waste Coal (Dry Basis Post-treatment)

Btu/Lb                 7,302

12,009

Ash                    46.75%

19.24%

Sulfur                  0.63%

0.82%

Independent laboratory testing results confirm that our technology bio-chemically transformed the waste coal by causing a substantial decrease in the level/volume of ash and other contaminants. We are now designing continuous flow bio-refineries, as operational volume manufacturing units intended to process 10-100 tons per hour.  These continuous processing bio-refineries have multi-staged processing capabilities that are projected to facilitate further reduction in ash, or other coal contaminates such as sulfur, mercury, arsenic or other heavy metals.

These bio-refinery units are part of our process to remediate soil that has been mixed with the contaminating laid-up coal.  We intend to utilize a specific type of enzyme/protein that is designed to sequester and eliminate hydrocarbon contamination (and the by-products thereof) and alter the soil to Environmental Protection Agency acceptable hydrocarbon levels.

Our enzyme/protein technology comprises over 120 specific proteins that perform various biochemical processes on hydrocarbons, their by-products and metal contaminants.  The technology can tailor coal or other hydrocarbons, as well as transform solid fuels to liquid fuels. The processes vary depending on the starting feedstock, and the desired end product and value of that end product.

We are currently conducting business operations in the Commonwealth of Pennsylvania in cooperation with TecEnergy.  We intend to serve as a vendor of our enzyme/protein technology and sell the enzyme/protein product to TecEnergy, Ecotec and possibly other entities for use in processing waste coal.  These enzyme/protein product sales, processing of waste coal with the enzyme/protein product and the resulting chemical transformation of waste coal should enable Ecotec to perform its contractual obligations to provide us with refined coal at $18.50 per ton.  Our goal is to identify end users of refined coal (such as power companies) and enter into sales agreements to generate revenues and profits for the Company.  Provided that we achieve desired testing results with the enzyme/protein technology, we may be able to sell refined coal directly to NYMEX.

The Commonwealth of Pennsylvania has published that approximately 250,000 acres of the Commonwealth are contaminated with waste coal sites.  It is estimated that this represents several billion tons of coal that has been laid up on these sites since the early 1900’s.  In addition to our cooperative business activities with TecEnergy and Ecotec, our goal is to seek out and obtain additional waste coal resources to process into refined coal for commercial exploitation as discussed above.

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in this annual report.

RESULTS OF OPERATIONS

General and administrative expenses increased from $178,202 for the year ended December 31, 2004 to $225,663 for the year ended December 31, 2005, an increase of $47,461. The increase in general and administrative expenses was due to the initial use of the coal technologies in Pennsylvania.

Professional fees increased from $64,199 during 2004 to $182,723 during 2005, an increase of $118,524.  The increase in professional fees is mainly due to legal fees associated with the Norris case.

Compensation expense increased from $246,310 in 2004 to $2,042,413 in 2005, an increase of $1,796,103.  The increase is mainly due to the increase in personnel for the utilization of the enzyme/protein technology and consulting fees to Bradley Ray, the Company’s Chief Executive Officer.

Bad debt expense increased from $37,530 in 2004 to $586,091 in 2005, and increase of $596,561.  The increase was mainly due to the costs associated with the efforts to obtain the coal permit in Illinois, as paid to Lancaster International, Inc. and Consolidated Resource Group, Inc.

Interest expense for the year ended December 31, 2004 was $62,250 compared to $15,719 for the year ended December 31, 2005, a decrease of $47,531.  The decrease in interest expense is due to the issuance of stock during the year ended December 31, 2004 to investors to reduce the amount of debt by approximately $494,000.

Impairment of intangible asset increased from $0 in 2004 to $3,150,000 in 2005.  The increase was due to the Company purchasing some technology that was considered to be impaired as of December 31, 2005.

Impairment of asset rights and interests increased from $0 in 2004 to $612,500 in 2005.  The increase is due to the Company purchasing some mineral rights and interests, which are considered to be impaired at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------

For the year ended December 31, 2005, the Company had a decrease in cash of $128,796.  The Company financed its operations through the proceeds from the collection of the stock subscription receivable of $970,000.  The Company offset the cash received by purchasing fixed assets of $43,017 and loaning monies to individuals of $571,741.

The report of the independent auditors on the Company's financial statements as of December 31, 2005 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($15,010,421). The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

(c) Off Balance Sheet Arrangements.

None.

           FINANCIAL STATEMENTS

Our financial statements are contained herein commencing on page F-1, which appear at the end of this annual report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.          CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this Annual Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 8B. OTHER INFORMATION.

         None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

NAME

AGE

POSITION

Bradley T. Ray

55

Chairman of the Board, CEO

Steve Chanslor,

56

Chief Financial Officer

Bradley T. Ray, 55, became the CEO and Chairman of the Company on April 1, 2005, upon the resignation of our former Chairman and President/CEO, W. Richard Lueck.  Mr. Ray joined the Company on March 1, 2005, as the Executive Vice President, Corporate Development.

Mr. Ray was a corporate advisor providing consulting and management services since 1999 which included the formation of TecEnergy Ltd. OTC CGGE in 2001 and Branson Energy Inc. in 2002 and Branson Energy, Texas in 2002.

In 1999, Mr. Ray organized and headed the bidding process for V-99 an off-shore oil and gas prospect field in Australia.

Stephen D. Chanslor, 56, joined the Company as its Chief Financial Officer on April 25, 2005. Mr. Chanslor previously worked as an Associate for Resources Connection, in Dallas, from 2003-2004, providing strategies for accounting, finance, internal audits, IT and Human Resources. From 1999-2002, Mr. Chanslor was the Vice President/Corporate Controller for Pillowtex Corporation where he was responsible for all accounting, planning and reporting as well as all SEC reporting and investor relations.

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

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

None of the members of our Board of Directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission. Our directors were not involved in the formation of our company and have been added to our Board as a result of transactions we have undertaken in fiscal 2005, as in the case of Mr. Ray. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our shareholders and at least one of which who is an "audit committee financial expert" described below.

Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors, include "independent" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.  During the year, the Board of Directors voted to create a Board of Directors with seven Board members.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

(a)

understands generally accepted accounting principles and financial statements;

(b)

is able to assess the general application of such principles in connection with accounting for estimates, accruals; and reserves; and

(c)

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; and

(d)

understands internal controls over financial reporting; and

(e)

understands audit committee functions.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our principal Executive Officers. The text of this code of ethics may be found on our website at: www.geo-tec.net.  We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct and ethics in our SEC filings and on our website.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2005, other than indicated below:

Mr. Bradley T. Ray served as our Chairman and single Board member following the resignation of our former Chairman, W. Richard Lueck.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two fiscal years for our Chief Executive Officer and each other executive officers serving as such (the "Named Executive Officers") whose annual compensation exceeded $100,000.

Awards

Securities

Name

Other

Underlying

and principal

Annual

Stock

Options/

Position

Year

Salary

Compensations

Awards

SARS

Bradley T. Ray

Chief Executive

Officer (5)

2004

$0

$0

$0

$0

2005

$208,000

$0

$0

$0

W. Richard

Lueck

2004

$175,000

$0

$0

$0

2005

$83,250

$0

$0

$0

(1) Mr. Lueck served as our CEO from 1998 until his resignation May 6, 2005. Effective January 1, 1999, we entered into five-year employment agreement with Mr. Lueck which provided an annual base annual salary of $175,000; on October 1, 2000 our Board of Directors increased Mr. Lueck's annual base salary to $250,000. On March 31, 2001, Mr. Lueck agreed to a reduction in his annual base salary to $175,000. At December 31, 2003 we owed Mr. Lueck $467,228 in accrued but unpaid salary under his employment agreement. In February 2004, we issued him 2,214,492 shares of our common stock valued at $476,116 as payment for $438,069 of accrued but unpaid salary due under the employment agreement and reimbursement for $38,047 of expenses. During fiscal 2005 we continued to accrue Mr. Lueck's his base salary under the terms of the employment agreement. At December 31, 2005 we owed Mr. Lueck $204,159 in accrued but unpaid salary.

(2) In February 2003 Mr. Lueck was granted three year options to purchase 500,000 shares of common stock with an exercise price of $.15 per share as additional compensation valued at $75,000.  Those options were subsequently extended three additional years.

(3) Mr. Pepe served as our President from 1998 until March 2004. Effective January 1, 1999, we entered into five-year employment agreement with Mr. Pepe which provided an annual base annual salary of $175,000; on October 1, 2000 our Board of Directors increased Mr. Pepe's annual base salary to $250,000. On March 31, 2001, Mr. Pepe agreed to a reduction in his annual base salary to $175,000. At December 31, 2003 we owed Mr. Pepe $454,920 in accrued but unpaid salary under his employment agreement. In February 2004, we issued him 1,280,233 shares of our common stock valued at $275,250 as payment for $224,302 of accrued but unpaid salary due under the employment agreement and reimbursement for $50,948 of expenses. During fiscal 2004 we continued to accrue his base salary under the terms of the employment agreement until his date of termination.  According to his employment with another company, from April, 2003 through March, 2004, Mr. Pepe is not owed any further compensation.

(4) In February 2003 Mr. Pepe was granted three year options to purchase 500,000 shares of common stock with an exercise price of $.15 per share as additional compensation valued at $75,000.  Those options expired in February, 2006.

(5)  Bradley T. Ray was hired as CEO on March 1, 2005 and therefore had no salary in 2004.  Bradley Ray was entitled to 8,000,000 shares through his consulting agreement, and has assigned 600,000 to Delmer Gowing, III, which were subsequently issued.  The remaining shares have not been issued and are recorded as a liability of the Company and compensation expense of $1,040,000.

EMPLOYMENT AGREEMENTS

Our previous employment agreement with our former CEO, W. Richard Lueck, expired on December 31, 2004. Effective April 1, 2005, we entered into a five-year employment agreement with Mr. Lueck to serve as our President and CEO. As compensation, he was entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Lueck shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Lueck with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Lueck's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.  Mr. Lueck resigned as the CEO and President in favor of Mr. Ray and will continue to be employed in a non-officer/director to complete his employment obligations.

Effective January 1, 2005, we entered into a five year employment agreement with Mr. Justin W. Herman to serve as our Director, Financial Services. As compensation he was to be paid an annual salary of $100,000 during the term of the agreement; this salary would have automatically increase to $200,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Herman was entitled to participate in medical and other benefit plans we may offer and he was entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Herman's death or disability, or for "cause" as defined in the agreement. The agreement contained customary non-disclosure and non-compete provisions.  This agreement was terminated by mutual agreement in December 2005.

Effective March 1, 2005, we entered into a five-year employment agreement with Bradley T. Ray to serve as our Executive Vice President, Corporate Development.  Subsequently, Mr. Ray has accepted the position as CEO of the Company. As compensation he shall be entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Ray shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Ray with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Ray's death or disability, or for "cause" as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 26, 2006, there were 146,668,155 shares of our common stock issued and outstanding. The Company has committed to issue an additional 261 million shares for the exchange of various quantities of coal; however, we will not be able to issue said shares without an amendment to our articles of incorporation to increase the authorized shares for issuance.  The following table sets forth, as of December 26, 2006, information known to us relating to the beneficial ownership of these shares by:

          -        each person who is the beneficial owner of more than

                   5% of the outstanding shares of the class of stock;

          -        each director;

          -        each executive officer; and

          -        all executive officers and directors as a group.

The shares of our common stock issued and outstanding at March 31, 2006 excludes shares of our common stock we agreed to issue prior to that date or have issued or agreed to issue after that date as described elsewhere herein.  Unless otherwise indicated, the business address of each person listed is in care of 110 East Atlantic Avenue, Suite 200, Delray Beach, Florida 33444. We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 31, 2005 upon the exercise of options, warrants, convertible securities or other understandings.  We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 31, 2005 have been exercised or converted.

Name of

Amount and Nature of       Percentage

Beneficial Owner              Beneficial Ownership        of Class

Bradley T. Ray 1                         33,000,000

15.4%

All officers and directors            33,000.000

15.4%

W. Richard Lueck 2                    55,991,992

26.2%

Deerfield Enterprises, Inc. 3       55,900,000

26.2%

Dr. Art Gottmann 4                     17,249,351

8.1%

1        Excludes 8,000,000 shares of our common stock we have agreed to issue to Mr. Ray, of which 3,966,487 have been issued as of September 30, 2006, in connection with a consulting agreement described later under Item 12. Certain Relationships and Related Parties, and 55,900,000 shares of our common stock issued but not distributed to Deerfield Enterprises, Inc. and 216,400,000 shares owed by the Company to Deerfield Enterprises, of which Mr. Ray is an executive officer and shareholder.  As referenced above, we have rescinded the Deerfield Enterprises agreement and accordingly, the shares issued but not delivered to Deerfield Enterprises will be cancelled.  Obligations under the agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray.

2        Includes 7,350,000 shares of common stock owned by Honest Tee Control Trust of which Mr. Lueck is the trustee, 140,000 shares of common stock owned by Lucrative Company Trust for which he is the trustee and options to purchase 500,000 shares of our common stock at an exercise price of $0.15 per share. Of the shares described above, 45,000,000 have been issued, but not delivered and are held in escrow as part of a lock-up agreement described here in this report.  Excludes shares of our common stock issued to Deerfield Enterprises, Inc. of which Mr. Lueck is a shareholder.  As referenced above, we have rescinded the Deerfield Enterprises agreement and accordingly, the shares issued but not delivered to Deerfield Enterprises will be cancelled.  Obligations under the agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray.

3        As referenced above, we have rescinded the Deerfield Enterprises agreement and accordingly, the shares issued but not delivered to Deerfield Enterprises will be cancelled.  Obligations under the agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray.

4        Includes 114,000 shares of common stock owned by IRO Management Trust of which Dr. Gottmann is the trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2005, we entered into a two month consulting agreement with Bradley T. Ray under which he was engaged to provide us with introductions to business contacts and advice regarding asset utilization, asset acquisition, and merger or acquisition targets. We paid Mr. Ray $20,000 for his services and agreed to issue him 8,000,000 shares of our common stock at his discretion.  As of this report, Mr. Ray has assigned 600,000 shares of the 8,000,000 shares under his consulting agreement.  As a result of the transactions described below Mr. Ray is now an executive officer and principal shareholder of Geotec, however, at the time we entered into this consulting agreement he was an unaffiliated third party. The consulting agreement has now terminated and as describe elsewhere in this annual report in March 2005, we entered into a five-year employment agreement with Mr. Ray.

In February 2005, we entered into an agreement with an existing shareholder, Dr. Art Gottmann, to sell 16,500,000 shares (now issued but not delivered and which are held in escrow as part of a lock-up agreement described herein) of our common stock for $2,200,000 in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933.. We received $1,200,000 from Dr. Gottmann for purchase of the shares and have received a promissory note for $1,000,000.

As described elsewhere in this annual report, in February 2005 we entered into a transaction with Deerfield Enterprises, Inc.  Deerfield Enterprises, Inc. was a newly formed Florida corporation with which Mr. Ray is affiliated. As referenced above, we have rescinded the Deerfield Enterprises agreement and accordingly, all shares issued but not delivered to Deerfield Enterprises are deemed cancelled.  Obligations under the agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray.

          We acquired rights to receive coal in Illinois from Deerfield Enterprises in exchange for 172 million shares of our common stock that was issued but never delivered and which has been held in escrow by the Company. As referenced above, we have rescinded the Deerfield Enterprises agreement and accordingly, the shares issued but not delivered to Deerfield Enterprises are deemed cancelled. Obligations under the agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray.

         Deerfield Enterprises previously agreed to transfer 173,400,000 shares of our common stock that have been issued, but not delivered to be held in escrow as part of a lock-up agreement described here in this report.   This agreement to transfer shares was part of the purchase of coal described above, as follows:

W. Richard Lueck

45,000,000 shares

Bradley T. Ray

33,000,000 shares

Justin W. Herman

21,700,000 shares

O'Brian Norris

33,000,000 shares

Arthur Gottmann,

16,500,000 shares

       Deerfield Enterprises was to retain the remaining 24,200,000 shares of our common stock issued but not delivered.

 In connection with these transactions, we have entered into a Custodial and Shareholders' Agreement with Messrs. Lueck, Herman, Ray and Norris. The agreement was entered into to provide a means for our company to acquire income producing assets from Deerfield Enterprises and for Deerfield Enterprises to acquire equity in Geotec. The agreement provides among other things:

that it is a temporary agreement and is subject to  modification with the consent of all parties; and

 that there are two classes of individual shareholders who are parties to the agreement, the "Specific Shareholders" and the and the "Shareholders". Dr. Gottmann is a shareholder of our company and, as described above, and in 2005 purchased an additional 16,500,000 shares of our common stock for $2,200,000 in a private transaction.

This Custodial and Shareholder Agreement provides that all parties to the agreement, including those who are not signatories, have agreed to lock-up their shares for a period of five years, with the provision that all parties are to benefit based upon their share ownership in any future transaction which may occur for or on behalf of either Geotec such that shareholders could benefit, as agreed by each and all the Specific Shareholders. Mr. Lueck has also agreed to deposit securities held in his name or that of Honest Tee Control Trust and Lucrative Trust for which is he trustee into the same escrow account. In lieu of an escrow account, the stock certificates are presently being stored in a safety deposit box.

On December 27, 2005, we entered into an Assignment Agreement with Universal Coal, LLC, a Florida limited liability company controlled by Mr. Ray.  Pursuant to the Assignment Agreement, we sold and assigned our rights to all coal assets held in Illinois and other unrefined raw materials in North America in exchange for our receipt of a promissory note from Universal.  Under the terms of the promissory note, Universal will pay us $3.95 per ton for the coal assets.

ITEM 13. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                 DESCRIPTION

(See numbered Footnotes below regarding each Exhibit)

3.1

Articles of Incorporation (1)

3.2

Articles of Amendment to the Articles of Incorporation (4)

3.3

Bylaws (1)

3.4

Articles of Amendment to the Articles of Incorporation re:

Series B Convertible Preferred Stock (7)

10.1

Agreement for Exchange of Common Stock with Geotec Thermal

Generators, Inc. (2)

10.2

2004 Stock Option Plan (3)

10.3

Custodian and Shareholder's Agreement (5)

10.4

Financial Services Consulting Agreement (5)

10.5

Loan Agreement, Promissory Note and Security Agreement between Deerfield Capital Consultants, Inc. and Consolidated Resources (5)

10.6

Consulting Agreement with Bradley T. Ray (5)

10.7

Stock/Commodity Exchange Agreement (6)

10.8

Commodity Purchase Agreement with FT Leasing & Financial, Inc. (10)

10.9

Share Exchange Agreement (11)

10.10

Technology Purchase Agreement (12)

10.11

Island Sales Limited Purchase Order (13)

10.12

Amended and Restated Asset Purchase Agreement (14)

10.13

Amended and Restated Technology Purchase Agreement (14)

16.1

Letter on change in certifying accountant (8)

16.2

Letter on change in certifying accountant (9)

16.3

Letters on change in certifying accountant (15)

31.1

Section 302 Certificate of Chief Executive Officer *

31.2

Section 302 Certificate of Chief Financial Officer *

32.1

Section 906 Certificate of Chief Executive Officer *

32.2

Section 906 Certificate of Chief Financial Officer *

FOOTNOTES PERTAINING TO ABOVE EXHIBITS

(1)

Incorporated by reference to the Form 10-SB as filed on June 6, 1999, as amended on November 30, 1999.

(2)

Incorporated by reference to the Report on Form 8-K as filed November 30, 1999.

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

(7)

Incorporated by reference to the Report on Form 8-K as filed on April 22, 2005.

EX 10-1  Employment Agreement, W. Richard Lueck

EX 10-2  Employment Agreement, Bradley T. Ray

EX 10-3  Employment Agreement, Justin W. Herman

EX 10-4  Employment Agreement, Jim McConnell

(8)

Incorporated by reference to the Report on Form 8-K as filed on April 28, 2005.

(9)

Incorporated by reference to the Report on Form 8-KA as filed on May 13, 2005.

(10)

Incorporated by reference to the Report on Form 8-K as filed on June 10, 2005.

EX 99-1  Commodity Purchase Agreement

(11)

Incorporated by reference to the Report on Form 8-K as filed on July 27, 2005.

EX 99-1  Asphaltite Analysis

EX 99-2  Share Exchange Agreement

(12)

Incorporated by reference to the Report on Form 8-K as filed on November 9, 2005.

EX 99-7  Technology Purchase Agreement

(13

Incorporated by reference to the Report on Form 8-K and 8KA as filed on March 9, 2006.

EX 90    Island Sales Limited Purchase Agreement

EX 99    SGS Assay Results

(14)

Incorporated by reference to the Report on Form 8-K as filed on May 15, 2006.

(15)

Incorporated by reference to the Report on Form 8-K and Form 8-KA as filed on November 13 and December 26, 2006, respectively.

 *        filed herewith

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that we paid or accrued for the audit and other services provided by Brimmer Burek & Keelan LLP for the 2004 fiscal year and  2005 fiscal year.

Fiscal 2005

Fiscal 2004

-----------

 -----------

Audit Fees

$ 48,988

$32,659

Audit-Related Fees

0

0

Tax Fees

0

0

All Other Fees

0

0

--------

 -------

         Total

$ 48,988

$32,659

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2004 and 2005 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

Signature

Title

December 28, 2006

/s/ Bradley T. Ray

Chairman of the Board,

Bradley T. Ray

Chief Executive Officer

December 28, 2006

/s/ Stephen D.  Chanslor

Chief Financial Officer

Stephen D.  Chanslor

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statement of Stockholders’ Deficit

F-5

Notes to Financial Statements

F-6 - F-15

REPORT OF INDEPENDEDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, Geotec Thermal Generators, Inc.

We have audited the accompanying balance sheet of Geotec Thermal Generators, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec Thermal Generators, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a stockholders' deficit of $2,245,867 and a working capital deficiency of $2,256,823 at December 31, 2005, has net losses and cash used in operations of $6,878,125 and $484,038 respectively, for the year ended December 31, 2005. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/S/ Brimmer, Burek & Keelan LLP

 Certified Public Accountants

Tampa, Florida

December 21, 2006

GEOTEC THERMAL GENERATORS, INC.

BALANCE SHEETS

	December 31,
	2005	2004
		(as restated)
CURRENT ASSETS:
Cash	$2,613	$131,409
		-
Deposits	6,500	16,879
TOTAL CURRENT ASSETS	9,113	148,288

Property and Equipment, net of accumulated depreciation of $2,061 and $0, respectively	10,956	-

TOTAL ASSETS	$20,069	$148,288

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$119,782	$70,505
Accrued salary	1,982,669	580,483
Accrued interest	25,297	10,051
Accrued expenses	16,217	-
Note payable	121,971	121,971
TOTAL CURRENT LIABILITES	2,265,936	783,010

Contingencies	-	-

STOCKHOLDERS' DEFICIT:

Common stock, $.001 par value, 250,000,000 shares
authorized; 57,740,058 and 37,556,723 shares issued and outstanding, respectively	57,741	37,557
Preferred stock; $.001; 10,000,000 shares authorized
20,000 and 0 shares issued and outstanding, respectively	20	-
Additional paid-in capital	13,736,793	7,260,017
Shareholder advance	-	200,000
Stock subscription receivable	(1,030,000)	-
Accumulated deficit	(15,010,421)	(8,132,296)
TOTAL STOCKHOLDERS' DEFICIT	(2,245,867)	(634,722)

TOTAL LIABILITIES AND STOCKHOLERS' DEFICIT	$20,069	$148,288

GEOTEC THERMAL GENERATORS, INC. STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
		(as restated)

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$225,663	$178,202
Professional fees	182,723	64,199
Compensation expense	2,042,413	246,310
Bad debts	586,091	37,530
Travel and entertainment expense	36,230	-
	3,073,120	526,241

OTHER INCOME AND (EXPENSE)
Interest income (expense), net	(15,719)	(62,250)
Impairment of intangible asset	(3,150,000)	-
Impairment of asset rights and interests	(612,500)	-
Gain on settlement of debt	-	25,000
Other income	-	32,000
Loss on disposal	(26,786)	(9,258)

Total other income and (expense)	(3,805,005)	(14,508)

NET LOSS	$(6,878,125)	$(540,749)

NET LOSS PER SHARE	$(0.13)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	52,628,839	36,469,312

GEOTEC THERMAL GENERATORS, INC.
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2005	2004
		(as restated)
OPERATING ACTIVITIES:
Net loss	$(6,878,125)	$(540,749)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	5,275	2,950
Loss on disposal of fixed asset	26,786	9,258
Gain on retirement of accounts payable	-	(25,000)
Bad debt expense	586,091	37,530
Stock issued for services	120,167	39,000
Stock issued for compensation	124,667	-
Stock issued for settlement	65,000	-
Fair value of warrants issued for settlement	120,646	43,555
Impairment of property	612,500
Impairment of intangible asset	3,150,000	-
Changes in assets and liabilities:
Increase in other receivables	(14,350)	-
Decrease in deposits	10,379	-
Increase in accounts payable and accrued expenses	1,586,926	318,789

NET CASH USED IN OPERATING ACTIVITIES	(484,038)	(114,667)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(571,741)	-
Purchase of fixed assets	(43,017)	(995)

NET CASH USED BY INVESTING ACTIVITIES	(614,758)	(995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officers	-	200,000
Proceeds from exercise of stock options	-	46,800
Proceeds from sale of common stock	970,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	970,000	246,800
NET INCREASE (DECREASE) IN CASH	(128,796)	131,138
CASH, beginning of year	131,409	271
CASH, end of year	$2,613	$131,409

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of debt to common stock	$-	$494,064
Conversion of accrued salary and accounts payable to common stock	$-	$908,018
Stock subscription receivable	$1,030,000	$-
Reclassification of shareholder advance to stock
subscription receivable	$200,000	$-

GEOTEC THERMAL GENERATORS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Stock
	Preferred Stock		Common Stock		Paid-in	Subscription	Shareholder	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Advances	Deficit	Total

Balance at December 31, 2003	-	-	30,007,865	$30,008	$5,705,917	$ -	$ -	$ (7,591,547)	(1,855,622)

Stock issued for services	-	-	300,000	300	38,700	-	-	-	39,000
Stock issued in conversion of debt	-	-	6,842,991	6,843	1,395,239	-	-	-	1,402,082
Issuance of stock warrants	-	-	-	-	43,555	-	-	-	43,555
Capital contribution	-	-	-	-	30,000	-	-	-	30,000
Exercise of stock options	-	-	405,867	406	46,606	-	-	-	47,012

Advance from shareholder	-	-	-	-	-	-	200,000	-	200,000

Net loss	-		-	-	-	-	-	(540,749)	(540,749)

Balance at December 31, 2004, restated	-	-	37,556,723	$37,557	$7,260,017	$ -	$ 200,000	$ (8,132,296)	(634,722)

Stock issued under a stock subscription agreement	-	-	16,500,000	16,500	2,183,500	(1,030,000)	200,000)	-	970,000
Stock issued for services	-	-	1,416,667	1,417	117,750	-	-	-	119,167
Stock issued for compensation	-	-	1,466,668	1,467	189,200	-	-	-	190,667
Stock issued under the employee stock option plan	-	-	800,000	800	103,200	-	-	-	104,000
Stock issued to acquire an intangible asset	10,000	10	-	-	3,149,990	-	-	-	3,150,000
Stock issued for mineral resource assets	10,000	10	-	-	612,490	-	-	-	612,500
Issuance of stock options	-	-	-	-	120,646	-	-	-	120,646

Net loss	-	-	-	-	-	-	-	(6,878,125)	(6,878,125)
								-
Balance at December 31, 2005	20,000	20	57,740,058	$57,741	$13,736,793	$(1,030,000)	$ -	$ (15,010,421)	$(2,245,867)

Geotec Thermal Generators, Inc.

Notes to Financial Statements

As of December 31, 2005 and for the

Years Ended December 31, 2005 and 2004

1.  BACKGROUND INFORMATION

Geotec Thermal Generators, Inc. ("Geotec" or the "Company") was incorporated on February 2, 1998, in the state of Florida.

The Company owns technology (Gas Generator TM) for secondary oil and gas recovery in North, Central and South America. The initial development contract was executed in August 1996. Subsequent to the development contract, three contracts were executed, covering patent rights, transfer of technology and a long-term exclusive contract for the geographic area as mentioned above.

During the year ended December 31, 2005, the Company changed its business to pursue a “Green Energy” business model.  Pursuant to this model, the Company has entered into several contracts to acquire laid up coal, above ground coal mines and technology to utilize coal assets to produce synthetic fuels.

2.  GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $484,000 of cash in operations for the year ended December 31, 2005. The Company recorded net losses from continuing operations of $6,878,125 and $540,749 for the years ended December 31, 2005 and 2004, respectively. Current liabilities exceed current assets by $2,256,823 at December 31, 2005.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

The Company anticipates the payment of $1,030,000 stock subscription receivable to fund its operations for the ensuing year.  In addition, several pending contracts for processed coal are expected to provide operating revenue in the next twelve months.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.  SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

Inventory is recorded when the Company obtains legal title to the product, permits are obtained and processing is determined to be effective.  Inventory will be accounted for on a first in first out basis and valued using the lower of cost or market.

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization expense are calculated using the straight-line method of accounting over the following estimated useful lives of the assets:

Office furniture and equipment

5 years

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Intangible Assets

The Company acquired identifiable intangible assets with a cost of approximately $3,150,000 and consists of values assigned to an enzyme protein technology for the treatment of hydrocarbons, in exchange for 10,000 shares of convertible preferred stock. As of December 31, 2005, the intangible asset was reviewed for impairment and due to the inability to determine any expected future cash flows from this technology, the Company determined the asset to be impaired and recorded $3,150,000 of impairment loss in the statement of operations.  The intangible asset was valued at the underlying value of the minimum number of common shares that the preferred stock is convertible into.  No contingency convertible shares were considered due to the lack of probability of the occurrence of the contingency.

Impairment of Assets

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At December 31, 2005, the Company concluded that the asset and mineral rights acquired for $612,500 and the intangible asset acquired for $3,150,000 were impaired and recorded a loss in the statement of operations.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) SFAS No. 123 provides that expense equal to the fair value of all stock-based awards on the date of grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS No. 123.

During the year ended December 31, 2004, the Board of Directors approved a Company stock option plan.  The plan allows for the Board to award (1) stock options (2) stock appreciation rights (3) restricted stock (4) deferred stock (5) stock reload options and/or other stock based awards.  The price, if any, to be paid by the recipient of the award shall be determined by the Board.  During the year ended December 31, 2005, the Company granted free trading common stock to various employees.  These shares were awarded at no cost to the employees and were valued at the stock closing price on the date of grant, ranging from $0.13 to $0.90 per share.  During the year ended December 31, 2004, no stock or options were awarded from this plan.  The Company recognized a total of approximately $257,000 and $0 for these shares for the years ended December 31, 2005 and 2004, respectively.

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

The Board has the authority to award shares from the plan to select officers, employees, directors and consultants of the Company.  During the year ended December 31, 2005, the Board granted free trading common stock to a consultant.  The stock was valued at the fair value of the services to be provided, which equated to the valuation of the stock at the stock closing price of $0.13 on the date of issue.  No such shares were issued during 2004.  The Company recognized a total of approximately $257,000 and $0 for these shares during the years ended December 31, 2005 and 2004, respectively.

Fair value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amounts of the notes.

Revenue Recognition

The Company recognizes revenue for the sale of processed and unprocessed coal when all necessary permits and legal title are obtained, processing of the coal has occurred and sale of the coal to third parties is made and collection is assured.  The Company has not recognized any sales of processed or unprocessed coal during 2005 and 2004.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

Stock Issued for Services

The Company records stock as issued at the time consideration is received or the obligation is incurred.  The compensation expense recognized is at the agreed upon value of the services or underlying value of the securities issued depending on the more valid indicator of value.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 31, 2005 this pronouncement had no impact on the financial statements.

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently do not believe that SFAS No. 155 will have an impact on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.”  SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for the Company’s 2006 annual financial statements.  The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements.  The adoption of SAB No. 108 is not expected to materially impact the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.

RESTATEMENT OF PRIOR YEAR’S FINANCIAL STATEMENTS

The Company restated its financial statements for the year ended December 31, 2004 based upon changes to various assets and liabilities as a result of errors found during the course of the current year audit. Those changes resulted in a decrease in total assets of approximately $18,000 and a decrease in total liabilities of approximately $229,000 and a decrease in stockholders’ deficit of approximately $211,000.  Net loss from operations increased by approximately $76,000 and loss per share did not change.

5.

EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  The diluted weighted average number of shares was 61,397,116 and 36,503,856 for the years ended December 31, 2005 and 2004, respectively.

Common stock equivalents for the years ended December 31, 2005 and 2004 were anti-dilutive due to the net losses sustained by the Company during these periods.

6.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consist of:

Office furniture and equipment

$13,017

Less accumulated depreciation

(2,061)

$ 10,956

During the year ended December 31, 2004, the Board of Directors approved the sale of all fixed assets for a nominal amount to two members of management, resulting in a loss on disposal of $9,258.

Depreciation expense for the years ended December 31, 2005 and 2004 was $5,275 and $2,950, respectively.

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

7.  NOTES PAYABLE

The Company owes a total of $121,971 to an Investment Trust based in Bermuda.  The notes bear interest at 12.5% per annum and are payable upon demand. During the year ended 2004 the Company converted $425,500 of debt due to the Investment trust into 2,400,000 shares of common stock valued at $.18 per share and 125,000 shares of common stock valued at $.30 per share, the fair market value at the date of issuance. In February 2004, the Company converted a $10,000 note payable and $12,274 of accrued interest into 40,000 shares of common stock. The value of those shares on the date of issuance was $44,000. The Company recorded a loss on settlement of $21,727 during the year ended December 31, 2004.

8.  COMMITMENTS AND CONTINGENCIES

The Company has five year employment agreements with several key employees, all of which will expire at various times throughout the year ended December 31, 2010 unless extended by both parties.  All of the employment agreements with the key employees include a salary clause that the annual salary will be increased, if and when the Company obtains monthly profits equal or greater than $10,000,000 per year.  The increases to the salaries vary with each agreement and management position of the employee ranging from current annual salaries of $100,000 to $250,000 to annual salaries of $150,000 to $1,000,000.

The agreements all include certain fringe benefits that may be made available by the Company from time to time.  In addition, the employment agreement for two of the key employees also includes the use of a car and all related expenses for the term of the agreement.

The Company entered into an agreement in December 1998 with the Russian Federation whereby upon successful testing of 60 gas generators, the Company is required to order a minimum of 5,000 gas generators over a ten year period, beginning with the acceptance of the technology and the receipt of the Russian export license, which was received in November, 2001. A total of 1,000 generators are required to be ordered in the first two years from receipt of the export license, with a minimum of 500 units per year in the subsequent eight years for the Company to retain its exclusivity. The Company was obligated to purchase approximately $4,500,000 of generators over the next three years subsequent to the initial 2-year period. As of December 31, 2005, the Company has terminated this agreement without financial detriment or obligation to make the required purchases.

In March 2005, the Company entered into a one year lease for office space commencing April 2005.  Rent expense is $3,812 per month and the lease includes two 3 year renewal options with increases of 5% each renewal.  The Company did not renew the lease upon expiration and currently rents their office space on a month to month basis.

9.  CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 100 shares of common stock. No payment of dividends or other distribution is authorized.

10. STOCK OPTIONS AND WARRANTS GRANTED FOR SERVICES

The Company has issued stock options at the discretion of the Board to various employees and service providers.  The stock options have been accounted for at fair value as an expense at the date of grant.  Stock option and warrant transactions during the years ended December 31, 2005 and 2004 were as follows:

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

	Number of Shares	Weighted Average Exercise Price Per Share

Options outstanding, December 31, 2003	1,850,000	$0.15
Granted	73,260	0.68
Exercised	(425,000)	0.15
Expired, forfeited	(425,000)	0.15

Options outstanding, December 31, 2004	1,073,260	0.15
Granted	2,000,000	0.85
Exercised	0	0.00
Expired, forfeited	0	0.00

Options outstanding, December 31, 2005	3,073,260	$0.62

The following table summarizes information about options outstanding and exercisable as of December 31, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.15 - $0.16	1,000,000	1 year	$0.15	1 year	1,000,000	$0.15
$0.68	73,260	1 year	$0.68	1 year	73,260	$0.68
$0.85	2,000,000	5 years	$0.85	5 years	2,000,000	$0.85

During the year ended December 31, 2005, the Company granted 2,000,000 stock options.  These options were valued using the Black-Scholes option pricing model utilizing a volatility of 166.27%, risk free interest rate of 4.43%, 0% dividend yield, five year life and an exercise price of $0.85.  Total expense of $120,646 was recognized related to these options.

During the year ended December 31, 2004, the Company granted a total of 73,260 warrants.  These warrants were valued using the Black-Scholes option pricing model utilizing a volatility of 189.03%, risk free interest rate of 1.74%, 0% dividend yield, two year life and an exercise price of $0.68.  Total expense of $43,555 was recognized during 2004.

11.

STOCK SUBSCRIPTION RECEIVABLE

In February 2005, the Company entered into an agreement with an existing shareholder, who agreed to invest $2,200,000 to purchase 16.5 million shares of our common stock.  As of December 31, 2005, the Company had received $1,170,000 with the remaining balance recorded as a stock subscription receivable of $1,030,000.  During the year ended December 31, 2005, as part of the agreement, the $200,000 shareholder advance was reclassified and applied toward the total $2,200,000 to be received.

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

12. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $7.8 million. The loss carry forwards expire beginning in 2015. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit. The valuation allowance increased by approximately $1,400,000 as of December 31, 2005.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$2,600,000
Valuation allowance	(2,600,000)
$0

	2005	2004
Statutory benefit	$(2,200,000))	$(183,000)
Permanent differences	1,200,000	0
State tax benefit, net of federal effect	(390,000)	(27,000)
Increase in deferred income tax valuation allowance	1,390,000	210,000
	$0	$0

13. CONTRACTS AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company executed an agreement to acquire TelcoEnergy Corporation.  As of December 31, 2005, the acquisition agreement has been rescinded.

In December 2004 and January 2005 the Company entered into an agreement to purchase Kodiak Productions LLC.  However, during 2005, that agreement was rescinded, and any aspects of the Kodiak agreement as to Dr. Art Gottmann (a significant stockholder in the Company) have also been rescinded, by mutual agreement between the parties.  During December 2005, the Company awarded an individual 1,000,000 shares of the Company’s common stock valued at $65,000 and 2,000,000 options to purchase the Company’s common stock valued at $120,646 as a settlement penalty for cancellation of the purchase agreement.  These amounts have been recorded as an expense to the Company.

During the year ended December 31, 2005, the Company loaned Deerfield Capital Consultants, Inc. $400,000 in exchange for which the Company acquired a working capital loan that Deerfield Capital had made to Consolidated Resources Group Inc.  The receivable had been collateralized by laid up coal held in Illinois.  At December 31, 2005, the note receivable from Consolidated Resources Group, Inc. is considered uncollectible and included in the statement of operations as a bad debt.  The underlying collateral is for unprocessed laid up coal that is not being recognized as it has not been permitted or processed and is deemed to have no fair value at December 31, 2005.

In February 2005, the Company entered into a series of agreements, commitments and understandings with Deerfield Enterprises, Inc. (a related party) pursuant to which the Company acquired the rights to unprocessed coal located in Cuba, Illinois in exchange for shares of the Company’s common stock.  During 2005, the agreements were rescinded due to non compliance by the selling party.  Deerfield Enterprises is owned and managed by Bradley Ray, Chief Executive Officer of the Company.

On March 14, 2005, the Company executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement; the Company acquired 3,000,000 tons of unprocessed coal in Illinois from

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

Consolidated in exchange for 21,000,000 shares of our common stock.  As of December 31, 2005, this agreement has been rescinded.

During March 2005, the Company executed a share exchange agreement with Consolidated Resources Group, Inc. (CRG) to purchase a majority voting interest of the issued and outstanding common and preferred stock of CRG in exchange for preferred stock of the Company.  As of December 31, 2005, this agreement has been rescinded.

During June 2005, the Company entered into a Commodity Purchase Agreement with a third party to sell between 2 million to 6 million tons of processed coal over the next three years.  As December 31, 2005, the Company has not completed any sales of coal to the third parties.

During July 2005, the Company entered into a share exchange agreement with RichCorp, Inc., (a related party), to acquire 100% of RichCorp in exchange for 10,000 shares of the Company’s preferred stock.  As of December 31, 2005, the agreement was rescinded.

During August 2005, as verified and restated in May 2006, the Company entered into an agreement with RichCorp, Inc. (RichCorp) to purchase rights and interest’s to various quantities of coal (owned by RichCorp) in Argentina and all future rights to quantities of coal (to be obtained by RichCorp) throughout South America in exchange for 10,000 shares of the Company’s convertible preferred stock with conversion exchange dates of November 2006, 2007 and 2008.  The convertible preferred stock can be converted ratably over the next three years into a minimum of 3.5 million up to 21 million shares of common stock as determined by RichCorp obtaining certain profits between $20 million and $40 million per year as calculated by earnings before interest, taxes, depreciation and amortization (EBITDA).  The Company has valued these rights at the fair value of the minimum converted underlying common stock on the date of the transaction, however, at December 31, 2005, this amount is considered impaired and the Company has recognized an impairment loss of the entire amount of $612,500.

During November 2005, as amended in May 2006, the Company entered into an agreement with RichCorp.  to acquire all of the rights to an enzyme/protein proprietary technology in exchange for 10,000 shares of the Company’s convertible preferred stock with conversion exchange dates of November 2006, 2007 and 2008.  The convertible preferred stock can be converted ratably over the next three years into a minimum of 3.5 million up to 21 million shares of common stock as determined by RichCorp obtaining certain profits between $20 million and $40 million per year as calculated by earnings before interest, taxes, depreciation and amortization (EBITDA).  The Company has valued this technology at the fair value of the minimum converted underlying common stock on the date of the transaction, however, at December 31, 2005, this amount is considered impaired and the Company has recognized an impairment loss of the entire amount of $3,150,000.

During December 2005, the Company entered into an agreement with RichCorp with a 20 year term beginning January 2006 for certain coal and mineral rights related to the Argentine mines and coal asphaltite in exchange for 3% of the production profits with a minimum monthly payment of $2,000 for January, February and March 2006, increasing to a minimum monthly payment of $3,000 thereafter.

During September 2005, the Company entered into an agreement with Urban Television Network Corporation (URBT) to process and sell 200,000 tons of refined coal in the open market and remit the net proceeds of the sale, up to $4.6 million to URBT, in exchange for $4.6 million worth of URBT’s convertible preferred stock.  Under the contract, URBT is to provide financing for the costs of processing the coal that is subject to the contract.  As of December 31, 2005, URBT has not provided those funds to the Company and therefore, no processing of coal has taken place.  Therefore, the sale of the coal under the contract has not been recognized in the financial statements as of December 31, 2005.

In December 2005, the Company entered into a ten year agreement with Ecotec (a related party) to acquire, process and refine coal at price of $18 per ton less than the prevailing market price.  As of December 31, 2005, no coal

Geotec Thermal Generators, Inc.

Notes to Financial Statements as of December 31, 2005

and for the years ended December 31, 2005 and 2004

processing has taken place under this agreement.  Ecotec is owned and managed by Bradley Ray, the CEO of the Company.

During December 2005, the Company entered into an agreement with Stone Mountain Mining & Development to acquire, process and sell Pennsylvania coal in a joint venture basis, which was subsequently rescinded.  The Company has made alternative arrangements to procure laid up coal in Pennsylvania and has an undetermined obligation for termination fees to Stone Mountain Mining & Development.

During December 2005, the Company entered into an agreement with Universal Coal, LLC, (Universal) (a related party) to assign all rights, title and interest in unrefined, mined and laid up coal located in Illinois and Pennsylvania in exchange for $3.95 per ton to be paid upon the process and sale of the coal to a third party.  As of December 31, 2005, the processing and sale of the coal has not taken place, nor have permits been obtained and therefore, the Company has not recorded any revenue related to this agreement.  Universal is owned and managed by Bradley Ray and other officers of the Company.

14. SUBSEQUENT EVENTS

During March 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

Subsequent to year end, the Company entered into an agreement with White Knight Holdings LLC, a related party, to acquire 700,000 tons of coal in exchange for 346,800,000 shares of the Company’s common stock.  As of the date of this filing, the Company does not have an adequate number of authorized shares of common stock to complete this agreement and will therefore have to amend its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company, and other officers of the Company.