Form 10QSB
period 2007-06-06
GEOTEC THERMAL GENERATORS INC
filed 2007-06-06
CIK 1087717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-26315

GEOTEC, INC.

(f/ka/ Geotec Thermal Generators, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida	59-3357040
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

110 E. Atlantic Ave., Suite 200
Delray Beach, Florida	33444
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 276-9960

Check whether the issuer: (1)  filed all reports  required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. (_)Yes (x) No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) (_) Yes (x) No

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of March 31, 2006 was 225,568,739.  As of the date of this filing, the number of shares of the issuer’s common stock outstanding is 225,471,107.

Transitional Small Business Disclosure Format (Check one): (_) Yes (x) No

GEOTEC, INC.

(f/k/a GEOTEC THERMAL GENERATORS, INC.)

TABLE of CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements 3

Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005 (Audited) 4

Consolidated Statements of Operations (Unaudited) for the Three
Months Ended March 31, 2006 and 2005 5

Consolidated Statements of Cash Flows (Unaudited) for the Three
Months Ended March 31, 2006 and 2005 6

Notes to Financial Statements 7

Item 2. Management's Discussion and Analysis or Plan of
Operation 12

Item 3. Controls and Procedures 19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 22

Item 3. Defaults Upon Senior Securities 22

Item 4. Submission of Matters to a Vote of Security Holders 23

Item 5. Other Information 23

Item 6. Exhibits 23

Signatures 23

PART I—FINANCIAL INFORMATION

Statements in this Form 10QSB Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10QSB Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10QSB Quarterly Report, except as required by law.

Item 1. Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$0	$2,613
Deposits	6,500	6,500
Prepaid expenses	6,469	0
TOTAL CURRENT ASSETS	12,969	9,113

Property and Equipment, net of accumulated depreciation
of $2,712 and $2,061, respectively	10,304	10,956

TOTAL ASSETS	$23,273	$20,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$693	$-
Accounts Payable	171,517	119,782
Accrued salary	1,671,085	1,982,669
Accrued interest	29,109	25,297
Accrued expenses	3,452	16,217
Note payable	121,971	121,971
Due to related parties	76,503	-
TOTAL CURRENT LIABILITIES	2,074,330	2,265,936

Contingencies	-	-

STOCKHOLDERS DEFICIT:

Common stock,$.001 par value, 250,000,000 shares
authorized; 61,796,545 and 57,740,058 shares issued
and outstanding, respectively	61,798	57,741
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 and 0 shares issued and outstanding,
respectively	20	20
Additional paid-in capital	14,273,130	13,736,793
Stock subscription receivable	(1,005,000)	(1,030,000)
Accumulated deficit	(15,381,005)	(15,010,421)
TOTAL STOCKHOLDERS’ DEFICIT	(2,051,057)	(2,245,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,273	$20,069

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2006	2005
		(as restated)

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$29,668	$47,137
Professional fees	60,443	66,860
Payroll expense	253,250	1,182,790
Travel and entertainment expense	21,448	19,196
Bad debt expense	-	514,104
NET LOSS FROM OPERATIONS	364,809	1,830,087

OTHER INCOME AND (EXPENSE)
Interest (expense), net	(3,812)	(4,284)
Other expense	(1,963)	-
Total other income and (expense)	(5,775)	(4,284)

NET LOSS	$(370,584)	$(1,834,371)

NET LOSS PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	$59,183,808	$45,806,723

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2006	2005
		(as restated)

OPERATING ACTIVITIES:
Net loss	$(370,584)	$(1,834,371)

Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	651	108
Bad debt expense	-	514,104
Stock compensation	6,750	1,040,000
Changes in assets and liabilities:
Increase in other receivables	-	(503,873)
Increase in deposits	-	(6,500)
(Increase) decrease in prepaid expenses	(6,469)	6,500
Increase in accounts payable and accrued expenses	265,536	52,765

NET CASH USED IN OPERATING ACTIVITIES	(104,116)	(731,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(6,500)

NET CASH USED BY INVESTING ACTIVITIES	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on related party loans	76,503	-
Proceeds from sale of common stock	25,000	795,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,503	795,000

NET INCREASE (DECREASE) IN CASH	(2,613)	57,233
CASH, beginning of year	2,613	131,409

CASH, end of year	$-	$188,642
Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Reclassification of shareholder advance to stock
subscription receivable	$-	$200,000
Conversion of accrued salary to common stock	$135,000	$-
Stock issued for salary	$6,750	$-
Stock issued for accrued compensation	$398,630	$-
Accrued stock bonus	$-	$1,040,000

See Notes to Financial Statements.

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three Months Ended

March 31, 2006 and 2005

(Unaudited)

1.  Background Information

Geotec, Inc., f/k/a Geotec Thermal Generators, Inc. ("Geotec" or the "Company") was incorporated on February 2, 1998, in the state of Florida.

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

2.  Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2006 and 2005, (b) the financial position at March 31, 2006 and 2005, and (c) cash flows for the three month periods ended March 31, 2006 and 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three month periods ended March 31, 2006 are not necessarily indicative of those to be expected for the entire year.

3.  Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $104,000 of cash in operations for the three months ended March 31, 2006. The Company recorded net losses from continuing operations of $370,584 and $1,834,371 for the three months ended March 31, 2006 and 2005, respectively.

Current liabilities exceed current assets by $2,061,361 at March 31, 2006.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

The Company anticipates the payment of $1,005,000 stock subscription receivable and related party loans to fund its operations for the ensuing year.  In addition, several pending contracts for processed coal are expected to provide operating revenue in the next twelve months.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three Months Ended

March 31, 2006 and 2005

(Unaudited)

(continued)

4. Earnings per share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  Common stock equivalents for the three months ended March 31, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods.

5.  Restatement of prior year’s financial statements

The Company restated its financial statements for the quarter ended March 31, 2005 based upon changes to various assets and liabilities as a result of errors found during the course of the audit for the year ended December 31, 2005. Those changes resulted in a decrease in total assets of $19,450,546 and a decrease in total liabilities of $2,446,430 and an increase in stockholders’ deficit of $17,004,116.  Net loss from operations increased by $1,572,821 and loss per share increased by $.04.  The following tables show the various line items that have been restated:

	March 31, 2005
	As Previously	As
	Reported	Restated
Assets
Current assets
Cash	$197,300	$188,642
Due from related party	50,551	-
Deposits	-	6,500
Inventory	18,960,000	-
Total current assets	19,207,851	195,142
Property and equipment, net	6,500	6,392
Other Assets
Deposits	37,729	-
Note receivable	400,000	-
Total assets	$19,652,080	$201,534

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	89,839	81,648
Accrued salary	-	1,658,295
Accrued interest	-	13,862
Accrued expenses	387,237	-
Notes payable	3,636,971	121,971
Due to related parties	208,159	-

Geotec, Inc. (f/k/a Geotec Thermal Generators, Inc.) Notes to Financial Statements For the Three Months Ended March 31, 2006 and 2005 (Unaudited) (continued)
Total current liabilities	4,322,206	1,875,776

Total liabilities	4,322,206	1,875,776

Stockholders' Deficit
Common stock; $.001 par value; 250,000,000 shares
authorized; 54,056,723 shares issued and
oustanding	174,557	54,057
Preferred stock; $.001 par value; 10,000,000 shares
authorized and unissued	-	-
Additional paid in capital	23,541,189	9,443,517
Stock subscription receivable	-	(1,205,000)
Accumulated deficit	(8,385,872)	(9,966,816)
Total stockholders' deficit	15,329,874	(1,674,242)

Total Liabilities and Stockholders' Deficit	$19,652,080	$201,534

	March 31, 2005
Net loss, as previously reported	$(261,550)
General and administrative expenses	210,601
Professional fees	(66,860)
Stock compensation expense	(1,182,790)
Travel and entertainment expense	(19,196)
Bad debt expense	(514,104)
Interest expense	(472)
Other income	-
Net loss, as restated	$(1,834,371)
Basic earnings per common share:
As previously reported	$-
As restated	$(0.04)

6. Commitments

During March 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

7.  Subsequent events

Subsequent to March 31, 2006, the Company entered into an agreement with White Knight Holdings LLC, a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three Months Ended

March 31, 2006 and 2005

(Unaudited)

(continued)

have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.

On May 12, 2006, Geotec Thermal Generators, Inc. (“Geotec” or the “Company”) entered into an Amended and Restated Asset Purchase Agreement (the “Asset Agreement”) with William D. Richardson, RichCorp, Inc. (“RichCorp”), RichCorp SRL (“Richcorp SRL”), an Argentine corporation and Rich Labs, Inc. (“Rich Labs”) to obtain contractual rights and/or mineral rights held by RichCorp and/or Richcorp SRL regarding coal and coal by-products derived from several coal mines in Argentina and to facilitate acquisition of additional coal rights throughout South America and elsewhere in the world, (all of such rights and interests, including after acquired coal rights and interests are hereinafter referred to as the “Coal Interests”) and, to obtain other assets from RichCorp and Rich Labs.  The Asset Agreement follows completion of due diligence by the parties and their collective determination not to complete certain executory provisions of an agreement dated August 1, 2005.

In exchange for the Company’s acquisition of the Coal Interests, the Company tendered 10,000 shares of its convertible preferred stock (the “Preferred Shares”) to RichCorp. The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle RichCorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of the Company’s common stock (the “Minimum Shares”) up to a maximum of 21 million (21,000,000) restricted shares of the Company’s common stock (the “Maximum Shares”) based upon certain EBITDA criteria.  Conversion of the Preferred Shares may be deferred at the option of the RichCorp until August 1, 2007 or August 1, 2008.  As of the execution of this Agreement, 3,500,000 restricted shares of the Geotec’s common stock (⅓ of the Minimum Shares) shall be deemed “earned” and may be issued and delivered to RichCorp.  The balance (7,000,000 shares of Geotec’s common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of Geotec’s common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of Geotec’s common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the convertible Preferred Shares.

Also, on May 12, 2006, the Company entered into an Amended and Restated Technology Purchase Agreement (the “Technology Agreement”) with William D. Richardson and RichCorp to acquire RichCorp’s technology for the treatment of hydrocarbons and that is suitable for washing and processing coal, among other things (the “Enzyme Technology”).  Specifically, the Company purchased all of the Enzyme Technology which consists of rights to the proprietary technology related to the production, sale, use and management of said technology to cleave and bind specific molecules in the following arenas of application which include crude oil, blended oil, coal, refined oil and its products and sub-products, removal of sulfur and metals from hydrocarbons base materials including coal, renewable energy applications, environmental remediation, environmental applications for abatement and reduction, and other materials (with the express exception of the agricultural applications, metals extraction  applications, mineral extraction applications and medical applications).  The Technology Agreement amends, restates and clarifies an earlier agreement between the parties dated November 1, 2005.

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three Months Ended

March 31, 2006 and 2005

(Unaudited)

(continued)

In exchange for the Company’s acquisition of the Enzyme Technology, the Company has tendered to RichCorp as complete consideration for the Enzyme Technology purchase, a total of ten thousand (10,000) shares of the Company’s convertible preferred stock (the “Preferred Shares”) with stock conversion exchange dates of November 1, 2006, 2007 and 2008.  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle RichCorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of Geotec’s common stock (the “Minimum Shares”) up to a maximum of 21 million (21,000,000) restricted shares of Geotec’s common stock (the “Maximum Shares”) based upon certain EBITDA criteria.  Conversion of the Preferred Shares may be deferred at the option of RichCorp until November 1, 2007 or November 1, 2008.  As of the execution of this Agreement, 3,500,000 restricted shares of Geotec’s common stock (⅓ of the Minimum Shares) shall be deemed “earned” and may be issued and delivered to RichCorp, as referenced above.  The balance (7,000,000 shares of Geotec’s common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of Geotec’s common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of Geotec’s common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the Preferred Shares.

The parties to the Asset Agreement and the Technology Agreement have agreed that all of the Preferred Shares and restricted common stock of the Company earned and obtained upon conversion under the two agreements shall be subject to the same restrictive transfer terms and conditions of Geotec’s share lock up agreement, which extends for 5 years, until April 30, 2010, as filed with the United States Securities and Exchange Commission via the EDGAR system.  The parties agreed that the share lock up agreement and provisions of the Asset Agreement and the Technology Agreement prohibit transfer of the Preferred Shares and the restricted common stock of the Company earned and obtained upon conversion for a period of five years until April 30, 2010.

On March 7, 2007, the Company filed amended Articles of Incorporation (the “Amendment”) with the Florida Secretary of State to increase the number of authorized shares of common stock from 250,000,000 to 1,000,000,000 (one billion) shares.  The Amendment also effectuated a name change for the Company to “Geotec, Inc.”  The Amendment was reported by the Company in the Definitive 14C Information Statement filed with the Securities and Exchange Commission on February 12, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Introduction

Geotec was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444. The telephone number is (561) 276-9960, the fax number (561) 276-9964, and the e-mail address is: info@geo-tec.net.

In the first quarter of 2005, we changed our business plan to pursue a “Green Energy” business model.   Pursuant to this “Green Energy” business model we have

entered into contracts to acquire laid up coal, above ground coal mines, and technology to utilize coal assets to produce synthetic fuels. We intend to continue through 2007 to pursue additional contracts for the acquisition of coal assets and technologies to produce gas, liquid or solid synthetic fuels, or refined “Clean” or “Ultra Clean” coals. Through agreements described herein, we have obtained technologies to facilitate the processing of coal into “Ultra Clean” or “Clean” Coal.

Prior to 2005 our business model centered on our ten-year exclusive license and U.S. Patent No. 6,817,298, to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators™, was not fully commercialized, and we had limited business operations from this technology.  Accordingly, we intend to sell our interest in this technology and we will not be a service company to the oil and gas marketplace.  Instead, we will concentrate on generating revenues from the various agreements to acquire and process coal, as described herein, and commercial exploitation of our “Green Energy” technologies.

Supportive Technologies for Coal Refinement. Coal Biorefining and Use of Enzymes/Proteins: We entered into agreements with Richcorp, Inc. (“Richcorp”) whereby we acquired Richcorp’s proprietary protein/enzyme formulations to use in our coal biorefining process.  Geotec has 140 proteins that perform various functions to recover or increase the value of hydrocarbons, such as oil or coal.  Geotec enzyme/proteins are a specifically blended liquid that will reduce hydrocarbons and organic metal compounds such as mercury, sulfur and arsenic upon contact when applied to impacted soils, surfaces and groundwater. These enzyme/proteins have been successfully used in the "catalytic conversion" of organic environmental contaminants with minimal effort and application techniques. When applied to impacted soil, a minimal reaction time renders the contaminant irreversibly altered and the contaminant, if hazardous, no longer possesses its chemical fingerprint. The compound that forms is an organo-protein residue with the consistency and makeup of equivalent to the soil or earth of any processed feedstock. Treated soils are rendered more amenable to reclamation.

Geotec enzyme/proteins are a blend of environmentally friendly compounds, which display no hazardous waste characteristics either by ignitability, corrosivity or reactivity. These enzyme/proteins are not altered chemically and will not form harmful intermediates when blended with hazardous chemicals. Geotec enzyme/proteins conform to "non-hazardous substances" defined under the Clean Water Act, RCRA, the Clean Air Act, and TSCA. It is not a carcinogen and is not listed on OSHA, IARC, or NTP Monograms. It also passes the 48-hour Acute Toxicity Bioassay for fingerling trout.

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

In furtherance of our Green Energy business model, we entered into a contract to obtain the mining rights to various quantities of coal in 2005 and purchased a promissory note in the amount of $400,000 due from Lancaster International, Inc. (”Lancaster”) and Consolidated Resources Group (“CSRG”). The promissory note served as consideration for an agreement that the Company would receive a permit and bond issued by the State of Illinois to wash and process certain quantities of laid up coal located near Cuba, Illinois.  Lancaster and CSRG did not obtain the bond and permit prior to December 1, 2005 and defaulted on the agreement. Thereafter we transferred and assigned all of our contractual rights to the Illinois coal for the value invested in the coal to Universal Coal, LLC, a Florida limited liability company (“Universal”).  Universal is owned by Bradley Ray, Chief Executive Officer of Geotec.  Universal has given the Company a promissory note based on the cost of the coal, secured by the coal itself. The note is to be repaid from the receipts of proceeds from the sale of the coal.

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

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, Chief Executive Officer of Geotec.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  It is our goal to sell the refined coal to various end users to generate revenue for the Company.  If we are able to obtain capital or revenues from the sale of coal or our technology, we plan to purchase quantities of refined coal from various parties throughout 2007 and beyond for our customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. Beginning in January 2006, the Company is obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005. The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. While we expect to make all additional required payments for the mines, the Company may not have sufficient cash or resources to complete the payment obligations and may thereafter be in default.

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

Coal is the most widely used electrical energy producing fuel in the world.  Coal that does not meet certain standards is discarded into waste areas.  More than 2 billion tons of coal is contained in more than 700 eastern US waste (slurry) ponds and (gob) piles.  Historically, Eastern coal used for electric power generation has sold for about $35-55 per ton. The current spot price is in excess of $45 per ton.  Clean Coal is sold as high as $65-70 per ton and Ultra Clean Coal is sold as high as $95 per ton.

Today, coal is used to produce over 55% of the electricity in the United States. The United States is the second largest producer of coal at about 1.3 billion tons per year. China produces about 2.7 billion tons per year and India and Russia are the next largest producers with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are in the range of $38 per short ton, while eastern coal and Powder River Coal are in the range of $48 and $10 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $125 per short ton, as is coal exported to the Far East, at even higher prices.

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

On March 3, 2006, we executed a purchase order agreement with Island Sales Limited, a Pennsylvania corporation whereby we agreed to sell 500,000 tons of Pennsylvania processed clean coal to Island Sales between April and December, 2006, at the price of $47.10 per ton, subject to processing and delivery specifications. We have not been able to process and deliver this amount or any amount of coal and therefore may be in default of this contract.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

General and administrative expenses decreased from $47,137 for the three months ended March 31, 2005 to $29,668 for the three months ended March 31, 2006, a decrease of approximately $17,000 The decrease in general and administrative expenses was mainly due to a decrease in rent expense during the three months ended March 31, 2006.

Professional fees decreased from $66,860 during 2005 to $60,443 during 2006, a decrease of $6,417.  The decrease in professional fees is mainly due to a decrease in consulting fees.

Payroll expense decreased from $1,182,790 in 2005 to $253,250 in 2006, a decrease of $929,540. The decrease is mainly due to the decrease in personnel for the utilization of the enzyme/protein technology and the valuation of a stock compensation bonus granted to Bradley Ray, the Company’s Chief Executive Officer, during 2005, whereas no such bonus was granted in 2006.

Bad debt expense decreased from $514,104 in 2005 to $0 in 2006, a decrease of $514,104. The decrease was mainly due to write off of the receivable and accrued interest related to agreements with the Consolidated Resource Group, Inc. and Kodiak Productions, LLC.

Interest expense for the three months ended March 31, 2005 was $4,284 compared to $3,812 for the three months ended March 31, 2006, a decrease of $472.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, the Company used cash of approximately $104,116 for operations.  The Company financed its operations through the proceeds from the collection of the stock subscription receivable of $25,000 and related party loans of approximately $76,000.

As shown in the accompanying financial statements, for the three months ended March 31, 2006 and 2005, the Company has had net losses of $370,584 and $1,834,371, respectively.  In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company has financed its activities principally from the sale of public equity securities and loans from related parties.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and processed coal.

The report of the independent auditors on the Company's financial statements as of December 31, 2005 contained an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($15,381,005) at March 31, 2006. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of laid up coal.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

We have not yet generated any significant revenues with this new business model and therefore, there can be no assurance that future revenues will be sufficient to sustain and support our projected business operations.  Further, while the technology has been favorably reported in a laboratory and pilot plant setting, there is no evidence that the technology will be commercially feasible as it has never been utilized to refine coal in a commercial setting.  It will be essential for the Company to attain a cash flow in the near future in order to fulfill our business plan of purchasing, processing and delivering coal.  The equipment necessary to process coal reserves is expensive and the Company may not be able to purchase or lease the equipment unless we associate with other entities, investors or venture partners in order to purchase coal and/or necessary equipment.

Item 3. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this Quarterly Report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintained disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

(b)  Effectiveness of Internal Control

The Company's management is reviewing the Company's internal controls over financial reporting to determine the most suitable recognized control framework. The  Company  will  give  great  weight  and  deference  to the  product  of the discussions  of the SEC's Advisory  Committee on Smaller  Public  Companies (the "Advisory Committee") and the Committee of Sponsoring  Organizations' task force entitled  Implementing  the COSO Control  Framework in Smaller  Businesses  (the "Task  Force").  Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers.  The Company's management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as a framework is adopted by the Company.  At such time the Company adopts and implements a framework and as required by the SEC's reporting requirements,   the  Company's   registered   accounting   firm  will  issue  an "attestation  report"  on  the  Company  management's   assessment  of  internal controls.

(c)  Changes in Internal Controls

After  evaluation by the Company's  management,  the  Company's  management  has determined there were no significant  changes in the Company's internal controls or in other  factors  that could  significantly  affect the  Company's  internal controls subsequent to the Evaluation Date.

Part II. Other Information

Item 1.  Legal Proceedings.

The Company has been included as a party in a civil interpleader action (the “Interpleader Action”) brought by its transfer agent, Florida Atlantic Stock Transfer, Inc. (“FAST”). The interpleader action was filed in February 6, 2006 in the Circuit Court in and for Broward County, Florida.  The subject matter of the interpleader action is 57,200,000 shares of the Company’s restricted common stock (the “Disputed Shares”)

that have been the subject of an attempted transfer by defendant, Equities First Holdings, LLC (“EFH”). EFH is a limited liability company whose jurisdiction of origin is unknown to the Company, as EFH principals have not filed either a Form 3 or a Form 13D with the United States Securities and Exchange Commission.

EFH demanded that FAST transfer the Disputed Shares to two corporations while we contended that the Disputed Shares were not legitimately issued due to a lack of consideration for such shares. We further contended that even if the Disputed Shares were legitimately issued, they were subject to a five-year lockup restriction. The Disputed Shares emanated from certain share certificates that have been held in escrow by us (the “Escrowed Shares”) since their issuance.  EFH’s response to the interpleader suit included a cross-claim against us for damages in excess of $15,000.00. The Interpleader Action has since been dismissed (as of November 21, 2006) pursuant to an order of the court dated November 1, 2006, after withdrawal of counsel for Equities First Holdings, LLC.

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

In January, 2007, Susan Norris (“SNorris”) filed a Complaint against Geotec, Florida Atlantic Stock Transfer, Inc., Bradley Ray and William Richard Lueck, in the

15th Circuit Court, Palm Beach County, Florida, Case No: 50 2007 CA 001040XXXXAH, seeking damages in an amount in excess of $15,000 for failing to convey 172,000,000 shares of Geotec stock to Deerfield Enterprises, Inc. (“Enterprise”), alleging, among other things, that Enterprise transferred 700,000 tons of coal to Geotec.  Defendants filed a motion to dismiss and prior to a hearing on the motion, Plaintiffs filed an amended complaint basically alleging the same facts.  Defendants filed an answer on March 29, 2007 and the parties engaged in limited discovery before Plaintiffs, on May 7, 2007, requested a thirty-day stay to re-evaluate their position on the case.  In their answer, Defendants allege that Plaintiffs never transferred or caused to be transferred 700,000 tons of coal, or any other amount of coal, to Geotec, and that the Plaintiffs can not prevail based on that fact alone.  Geotec intends to vigorously defend the claims against it.

SNorris also included Enterprise as a Plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdraw from representation of Enterprise in the lawsuit.

In April, 2007, Louis Baruch, Gerald Baruch and Michael DeBella filed a nine-count complaint against Richcorp, Inc. (“Richcorp”), William Richardson, Geotec, W. Richard Lueck, and Bradley Ray in the 15th Circuit Court for Palm Beach County, Florida, Case No: 50 2007 CA 006324XXXXMB, seeking damages in an amount in excess of $15,000 for failing to convey 25% of the stock of Richcorp. Richcorp is a party to certain agreements with Geotec, as previously reported in Geotec’s public filings. Plaintiffs allege, among other things, that a contract that they drafted granted them rights to the stock for their "successful introduction" of several entities to Richcorp.  On May 20, 2007, Richcorp and William Richardson filed an answer stating that there were no successful introductions.  On the same day, the remaining Defendants filed a motion to dismiss alleging that Plaintiffs failed to state a viable cause of action against them.  Due to the recent filing of the lawsuit, the parties have not yet engaged in any discovery to date.  Geotec intends to vigorously defend the claims asserted against it.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock

None.

Sale of Preferred Stock

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.1	Certification of the Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
32.1

Certification of the Chief Executive Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

32.2

Certification of the Chief Executive Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

SIGNATURES

Pursuant to the requirements of the Securities  Exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

GEOTEC, INC.

Date: June 6, 2007	/s/: Bradley T. Ray
Chief Executive Officer

Date: June 6, 2007	/s/: Stephen D. Chanslor
Chief Financial Officer