Form 10QSB
period 2007-08-02
GEOTEC THERMAL GENERATORS INC
filed 2007-08-02
CIK 1087717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of June 30, 2006 was 61,796,545.  As of the date of this filing, the number of shares of the issuer’s common stock outstanding is 225,471,107.

Transitional Small Business Disclosure Format (Check one): (_) Yes (x) No

GEOTEC, INC.

(f/k/a GEOTEC THERMAL GENERATORS, INC.)

TABLE of CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements 3

Balance Sheets June 30, 2006 (Unaudited) and December 31, 2006 (Audited) 4

Statements of Operations (Unaudited) for the Three and Six
Months Ended June 30, 2006 and 2005 5

Statements of Cash Flows (Unaudited) for the Six
Months Ended June 30, 2006 and 2005 6

Notes to Financial Statements 7

Item 2. Management's Discussion and Analysis or Plan of
Operation 13

Item 3. Controls and Procedures 20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 22

Item 3. Defaults Upon Senior Securities 22

Item 4. Submission of Matters to a Vote of Security Holders 22

Item 5. Other Information 22

Item 6. Exhibits 22

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

Item 1. Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$7,571	$2,613
Deposits	6,500	6,500
TOTAL CURRENT ASSETS	14,071	9,113

Property and Equipment, net of accumulated depreciation
of $3,363 and $2,061, respectively	9,654	10,956

TOTAL ASSETS	$23,725	$20,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$216,772	$119,782
Accrued salary	1,914,633	1,982,669
Accrued interest	35,526	25,297
Accrued expenses	31,327	16,217
Note payable	121,971	121,971
Due to related party	139,716	-
TOTAL CURRENT LIABILITIES	2,459,945	2,265,936

Contingencies:	-	-

STOCKHOLDERS’ DEFICIT:

Common stock, $.001 par value, 250,000,000 shares
authorized; 61,796,545 and 57,740,058 shares issued
and outstanding, respectively	61,798	57,741
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding,
respectively	20	20
Additional paid-in capital	14,273,130	13,736,793
Stock subscription receivable	(1,005,000)	(1,030,000)
Accumulated deficit	(15,766,168)	(15,010,421)
TOTAL STOCKHOLDERS’ DEFICIT	(2,436,220)	(2,245,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,725	$20,069

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
		(as restated)		(as restated)

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$56,870	$37,578	$86,538	$84,715
Professional fees	42,717	31,128	103,160	97,988
Payroll expense	254,500	211,977	507,750	1,394,767
Travel and entertainment expense	24,277	4,507	45,725	23,703
Bad debt expense	-	60,405	-	574,509
	378,364	345,595	743,173	2,175,682

OTHER INCOME AND (EXPENSE)
Interest (expense), net	(6,417)	(3,812)	(10,229)	(8,096)
Other expense	(382)	(1,608)	(2,345)	(1,608)
Total other income and (expense)	(6,799)	(5,420)	(12,574)	(9,704)

NET LOSS	$(385,163)	$(351,015)	$(755,747)	$(2,185,386)

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	61,796,545	54,056,723	60,490,176	49,931,723

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited) (as restated)

OPERATING ACTIVITIES:
Net loss	$(755,747)	$(2,185,386)

Adjustments to reconcile net loss to net cash used by
Operating activities:
Depreciation	1,302	1,831
Bad debt expense	-	574,509
Stock compensation	6,750	1,040,000
Changes in assets and liabilities:
Increase in other receivables	-	(564,130)
Increase in accounts payable and accrued expenses	587,937	199,818

NET CASH USED IN OPERATING ACTIVITIES	(159,758)	(933,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(43,016)

NET CASH USED BY INVESTING ACTIVITIES	-	(43,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on notes payable	139,716	-
Proceeds from sale of common stock	25,000	845,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	164,716	845,000

NET INCREASE (DECREASE) IN CASH	4,958	(131,374)
CASH, beginning of year	2,613	131,409

CASH, end of year	$7,571	$35
Supplemental disclosure of cash flow information and non-cash financing activities:

Cash paid for interest	$-	$473
Cash paid for income taxes	$-	$-
Reclassification of shareholder advance to stock
subscription receivable	$-	$200,000
Conversion of accrued salary to common stock	$135,000	$-
Stock issued for salary	$6,750	$-
Stock issued for accrued compensation	$398,643	$-

See Notes to Financial Statements.

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three and Six Months Ended

June 30, 2006 and 2005

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

2.  Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2006 and 2005, (b) the financial position at June 30, 2006 and 2005, and (c) cash flows for the six month periods ended June 30, 2006 and 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3.  Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $160,000 of cash in operations for the six months ended June 30, 2006. The Company recorded net losses from continuing operations of $385,163, $351,015, $755,747 and $2,185,386 for the three and six months ended June 30, 2006 and 2005, respectively.

Current liabilities exceed current assets by $2,445,874 at June 30, 2006.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

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

4. Earnings per share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  Common stock equivalents for the six months ended June 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods.

5.  Restatement of prior year’s financial statements

The Company restated its financial statements for the quarter ended June 30, 2005 based upon changes to various assets and liabilities as a result of errors found during the course of the audit for the year ended December 31, 2005. Those changes for the six months ended June 30, 2005, resulted in a decrease in total assets of approximately $20,649,300 and a decrease in total liabilities of approximately $1,488,000 and a decrease in stockholders’ deficit of approximately $19,161,000.  Overall, the net loss from operations increased by approximately $1,790,000 and net loss per share decreased by $.04.  The following tables show the various line items that have been restated:

	June 30, 2005
	As Previously	As
	Reported	Restated
Assets
Current assets
Cash	$35	$35
Advances to employees	21,600	-
Due from related party	50,551	-
Deposits	-	6,500
Inventory	18,960,000	-
Total current assets	19,032,186	6,535
Property and equipment, net	60,040	41,186
Other Assets
Deposits	37,729	-
Note receivable	1,567,000	-
Total assets	$20,696,955	$47,721

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$90,604	91,690
Accrued salary	-	1,791,643
Accrued interest	-	17,674
Accrued expenses	370,737	-
Notes payable	2,641,971	121,971
Shareholder advances	200,000	-
Due to related parties	208,159	-
Total current liabilities	3,511,471	2,022,978
Long-term debt, less current portion	-	-
Total liabilities	3,511,471	2,022,978

Stockholders' Deficit
Common stock; $.001 par value; 250,000,000 shares
authorized; 54,056,723 shares issued and
Outstanding	210,957	54,057
Preferred stock; $.001 par value; 10,000,000 shares
authorized and unissued	-	-
Additional paid in capital	25,508,601	9,443,517
Stock subscription receivable	-	(1,155,000)
Accumulated deficit	(8,534,074)	(10,317,831)
Total stockholders' deficit	17,185,484	(1,975,257)
Total Liabilities and Stockholders' Deficit	$20,696,955	$47,721

	June 30, 2005
Net loss, as previously reported	$(395,752)
General and administrative expenses	315,413
Professional fees	(97,988)
Stock compensation expense	(1,394,767)
Travel and entertainment expense	(23,703)
Bad debt expense	(574,509)
Interest expense	(472)
Other income	(13,608)
Net loss, as restated	$(2,185,386)
Basic earnings per common share:
As previously reported	$-
As restated	$(0.04)

6. Commitments

During the six months ended June 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

7.  Contracts and Related Party Transactions

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

8.  Legal matters

The Company has been included as a party in a civil interpleader action (the “Interpleader Action”) brought by its transfer agent, Florida Atlantic Stock Transfer, Inc. (“FAST”). The interpleader action was filed in February 6, 2006 in the Circuit Court in and for Broward County, Florida.  The subject matter of the interpleader action is 57,200,000 shares of the Company’s restricted common stock (the “Disputed Shares”) that have been the subject of an attempted transfer by defendant, Equities First Holdings, LLC (“EFH”). EFH purports to be a limited liability company whose jurisdiction of origin is unknown to the Company, as EFH principals have not filed either a Form 3 or a Form 13D with the United States Securities and Exchange Commission.

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

On November 21, 2006, the Interpleader action was deemed dismissed pursuant to an order of the court.  The court order was issued in connection with the withdrawal of counsel for Equities First Holdings, LLC and the subsequent failure of Equities First Holdings, LLC to obtain successor counsel as ordered by the court.

In January, 2007, Susan Norris (“SNorris”) filed a Complaint against Geotec, Florida Atlantic Stock Transfer, Inc., Bradley Ray and William Richard Lueck, in the 15th Circuit Court, Palm Beach County, Florida, Case No: 50 2007 CA 001040XXXXAH, seeking damages in an amount in excess of $15,000 for failing to convey 172,000,000 shares of Geotec stock to Deerfield Enterprises, Inc. (“Enterprise”), alleging, among other things, that Enterprise transferred 700,000 tons of coal to Geotec.  Defendants filed a motion to dismiss and prior to a hearing on the motion, Plaintiffs filed an amended complaint basically alleging the same facts.  Defendants filed an answer on March 29, 2007 and the parties engaged in limited discovery before Plaintiffs, on May 7, 2007, requested a thirty-day stay to re-evaluate their position on the case.  In their answer, Defendants allege that Plaintiffs never transferred or caused to be transferred 700,000 tons of coal, or any other amount of coal, to Geotec, and that the Plaintiffs cannot prevail based on that fact alone.  Geotec intends to vigorously defend the claims against it.

SNorris also included Enterprise as a Plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdrawal from representation of Enterprise in the lawsuit.  Geotec has filed a motion for partial summary judgment seeking dismissal of the unauthorized claims brought by Enterprise.  Such motion for partial summary judgment has not yet been heard by the court.

In April, 2007, Louis Baruch, Gerald Baruch and Michael DeBella filed a nine-count complaint against Richcorp, Inc. (“Richcorp”), William Richardson, Geotec, W. Richard Lueck, and Bradley Ray in the 15th Circuit Court for Palm Beach County, Florida, Case No: 50 2007 CA 006324XXXXMB, seeking damages in an amount in excess of $15,000 for failing to convey 25% of the stock of Richcorp. Richcorp is a party to certain agreements with Geotec, as previously reported in Geotec’s public filings. Plaintiffs allege, among other things, that a contract that they drafted granted them rights to the stock for their "successful introduction" of several entities to Richcorp. All defendants in the case have now answered the complaint and have denied liability.  Discovery will ensue over the next several months. Company management believes that the claim has little, if any, merit and intends to vigorously defend the claim asserted by plaintiffs.

9.  Subsequent events

Subsequent to June 30, 2006, the Company entered into an agreement with White Knight Holdings LLC, a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

General and administrative expenses increased from $37,578 for the three months ended June 30, 2005 to $56,870 for the three months ended June 30, 2006, an increase of approximately $19,292. The increase in general and administrative expenses was mainly due to an increase in mining rights expense during the three months ended June 30, 2006.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

General and administrative expenses increased from $84,715 for the six months ended June 30, 2005 to $86,538 for the six months ended June 30, 2006, an increase of approximately $1,832.

Professional fees increased from $97,988 during 2005 to $103,160 during 2006, an increase of $5,172.  The increase in professional fees is mainly due to an increase in legal fees.

Payroll expense decreased from $1,394,767 in 2005 to $507,750 in 2006, a decrease of $887,017. The decrease is mainly due to stock granted to Bradley Ray, the Company’s Chief Executive Officer, during 2005.

Bad debt expense decreased from $574,509 in 2005 to $0 in 2006, a decrease of $574,509. The decrease was mainly due to write off of the receivable and accrued interest related to agreements with the Consolidated Resource Group, Inc. and Kodiak Productions, LLC.

Interest expense for the six months ended June 30, 2005 was $8,096 compared to $10,229 for the six months ended June 30, 2006, an increase of $2,133.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, the Company had an increase in cash of $4,958.  The Company financed its operations through the proceeds from the collection of the stock subscription receivable of $25,000 and related party loans of approximately $140,000.

As shown in the accompanying financial statements, for the six months ended June 30, 2006 and 2005, the Company has had net losses of $755,747 and $2,185,386, respectively.  In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company has financed its activities principally from the sale of public equity securities and loans from individuals.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and processed coal.

The report of the independent auditors on the Company's financial statements as of December 31, 2005 contained an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($15,766,168) at June 30, 2006. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the treatment of additional wells.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities and related party loans during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

We have not yet generated any revenue with this new business model and therefore, there can be no assurance that future revenues will be sufficient to sustain and support our projected business operations.  Further, while the technology has been favorably reported in a laboratory and pilot plant setting, there is no evidence that the technology will be commercially feasible as it has never been utilized to refine coal in a commercial setting.  It will be essential for the Company to attain a cash flow in the near future in order to fulfill our business plan of purchasing, processing and delivering coal.  The equipment necessary to process coal reserves is expensive and the Company may not be able to purchase or lease the equipment unless we associate with other entities, investors or venture partners in order to purchase coal and/or necessary equipment.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2006.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

The Company has been included as a party in a civil interpleader action (the “Interpleader Action”) brought by its transfer agent, Florida Atlantic Stock Transfer, Inc. (“FAST”). The interpleader action was filed in February 6, 2006 in the Circuit Court in and for Broward County, Florida.  The subject matter of the interpleader action is 57,200,000 shares of the Company’s restricted common stock (the “Disputed Shares”) that have been the subject of an attempted transfer by defendant, Equities First Holdings, LLC (“EFH”). EFH purports to be a limited liability company whose jurisdiction of origin is unknown to the Company, as EFH principals have not filed either a Form 3 or a Form 13D with the United States Securities and Exchange Commission.

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

On November 21, 2006, the Interpleader action was deemed dismissed pursuant to an order of the court.  The court order was issued in connection with the withdrawal of counsel for Equities First Holdings, LLC and the subsequent failure of Equities First Holdings, LLC to obtain successor counsel as ordered by the court.

In January, 2007, Susan Norris (“SNorris”) filed a Complaint against Geotec, Florida Atlantic Stock Transfer, Inc., Bradley Ray and William Richard Lueck, in the 15th Circuit Court, Palm Beach County, Florida, Case No: 50 2007 CA 001040XXXXAH, seeking damages in an amount in excess of $15,000 for failing to convey 172,000,000 shares of Geotec stock to Deerfield Enterprises, Inc. (“Enterprise”), alleging, among other things, that Enterprise transferred 700,000 tons of coal to Geotec.  Defendants filed a motion to dismiss and prior to a hearing on the motion, Plaintiffs filed an amended complaint basically alleging the same facts.  Defendants filed an answer on March 29, 2007 and the parties engaged in limited discovery before Plaintiffs, on May 7, 2007, requested a thirty-day stay to re-evaluate their position on the case.  In their answer, Defendants allege that Plaintiffs never transferred or caused to be transferred 700,000 tons of coal, or any other amount of coal, to Geotec, and that the Plaintiffs cannot prevail based on that fact alone.  Geotec intends to vigorously defend the claims against it.

SNorris also included Enterprise as a Plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdrawal from representation of Enterprise in the lawsuit.  Geotec has filed a motion for partial summary judgment seeking dismissal of the unauthorized claims brought by Enterprise.  Such motion for partial summary judgment has not yet been heard by the court.

In April, 2007, Louis Baruch, Gerald Baruch and Michael DeBella filed a nine-count complaint against Richcorp, Inc. (“Richcorp”), William Richardson, Geotec, W. Richard Lueck, and Bradley Ray in the 15th Circuit Court for Palm Beach County, Florida, Case No: 50 2007 CA 006324XXXXMB, seeking damages in an amount in excess of $15,000 for failing to convey 25% of the stock of Richcorp. Richcorp is a party to certain agreements with Geotec, as previously reported in Geotec’s public filings. Plaintiffs allege, among other things, that a contract that they drafted granted them rights to the stock for their "successful introduction" of several entities to Richcorp. All defendants in the case have now answered the complaint and have denied liability.  Discovery will ensue over the next several months. We believe that the claim has little, if any, merit and we intend to vigorously defend the claim asserted by plaintiffs.

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

GEOTEC, INC.

Date: July 31, 2007	/s/: Bradley T. Ray
Chief Executive Officer

Date: July 31, 2007	/s/: Stephen D. Chanslor
Chief Financial Officer