Form 10QSB
period 2007-09-13
GEOTEC THERMAL GENERATORS INC
filed 2007-09-13
CIK 1087717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number: 000-26315

GEOTEC, INC.

(f/ka/ Geotec Thermal Generators, Inc.)

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

59-3357040

(I.R.S. Employer Identification No.)

110 E. Atlantic Ave., Suite 200, Delray Beach, Florida   33444

(Address of principal executive offices  and  Zip Code)

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

The number of shares of the issuer's common stock, par value $.001 per share, outstanding as of September 30, 2006 was 62,467,975.  As of the date of this filing, the number of shares of the issuer’s common stock outstanding is 225,471,107.

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

Item 1. Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$-	$2,613
Prepaid expenses and deposits	8,296	6,500
TOTAL CURRENT ASSETS	8,296	9,113

Property and Equipment, net of accumulated depreciation
of $4,014 and $2,061, respectively	9,002	10,956

TOTAL ASSETS	$17,298	$20,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable	$278,396	$119,782
Accrued salary	2,114,997	1,982,669
Accrued interest	36,732	25,297
Accrued interest, related party	1,529	-
Accrued expenses	15,380	16,217
Note payable	121,971	121,971
Due to related party	188,063	-
TOTAL CURRENT LIABILITIES	2,757,068	2,265,936

Contingencies:	-	-

STOCKHOLDERS’ DEFICIT:

Common stock, $.001 par value, 250,000,000 shares
authorized; 62,467,975 and 57,740,058 shares issued
and outstanding, respectively	62,469	57,741
Preferred stock; $.001 par value, 10,000,000 shares
authorized; 20,000 shares issued and outstanding,
respectively	20	20
Additional paid-in capital	14,325,459	13,736,793
Stock subscription receivable	(990,000)	(1,030,000)
Accumulated deficit	(16,137,718)	(15,010,421)
TOTAL STOCKHOLDERS’ DEFICIT	(2,739,770)	(2,245,867)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,298	$20,069

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
		(as restated)		(as restated)

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$50,636	$21,291	$137,176	$106,006
Professional fees	61,600	59,189	164,760	157,177
Payroll expense	254,500	311,167	762,250	1,705,934
Travel and entertainment expense	10,038	5,549	55,763	29,252
Bad debt expense	-	-	-	574,509
	376,774	397,196	1,119,949	2,572,878

OTHER INCOME AND (EXPENSE)
Interest expense, net	(6,059)	(3,811)	(16,288)	(11,907)
Bad debt expense	-	(612,500)	-	(612,500)
Other income (expense)	11,285	(5,734)	8,940	(7,342)
Total other income and (expense)	5,226	(622,045)	(7,348)	(631,749)

NET LOSS	$(371,548)	$(1,019,241)	$(1,127,297)	$(3,204,627)

NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	62,004,081	54,077,419	60,896,464	51,333,868

See Notes to Financial Statements.

GEOTEC, INC. (f/k/a GEOTEC THERMAL GENERATORS, INC.) STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited) (as restated)
OPERATING ACTIVITIES:
Net loss	$(1,127,297)	$(3,204,627)

Adjustments to reconcile net loss to net cash used by
Operating activities:
Depreciation	1,954	3,553
Bad debt expense	-	574,509
Stock compensation	6,750	1,040,000
Stock issued for services	-	54,166
Stock issued for compensation	-	190,667
Impairment of property	-	612,500
Changes in assets and liabilities:
Increase in other receivables	-	(564,130)
Increase in prepaid expenses	(1,796)	-
Increase in accounts payable and accrued expenses	849,713	293,423

NET CASH USED IN OPERATING ACTIVITIES	(270,676)	(999,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(43,016)

NET CASH USED BY INVESTING ACTIVITIES	-	(43,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on notes payable	188,063	-
Proceeds from sale of common stock	80,000	915,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	268,063	915,000

NET (DECREASE) INCREASE IN CASH	(2,613)	(127,955)
CASH, beginning of year	2,613	131,409

CASH, end of year	$-	$3,454
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$3,325	$473
Cash paid for income taxes	$-	$-
Stock subscription receivable	$990,000	$1,085,000
Reclassification of shareholder advance to stock
subscription receivable	$-	$200,000
Conversion of accrued salary to common stock	$135,000	$-
Stock issued for salary	$6,750	$190,667
Stock issued for accrued compensation	$411,644	$-

See Notes to Financial Statements.

Geotec, Inc.

(f/k/a Geotec Thermal Generators, Inc.)

Notes to Financial Statements

For the Three and Nine Months Ended

September 30, 2006 and 2005

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

2.  Financial Statements

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006 and (c) cash flows for the nine month periods ended September 30, 2006 and 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

3.  Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $270,700 of cash in operations for the nine months ended September 30, 2006. The Company recorded net losses from continuing operations of $371,548, $1,019,241, $1,127,297 and $3,204,627 for the three and nine months ended September 30, 2006 and 2005, respectively.

Current liabilities exceed current assets by $2,748,772 at September 30, 2006.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

The Company anticipates the payment of $990,000 stock subscription receivable and related party loans to fund its operations for the ensuing year.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4. Earnings per share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  Common stock equivalents for the nine months ended September 30, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods.

5.  Restatement of prior year’s financial statements

The Company restated its financial statements for the quarter ended September 30, 2005 based upon changes to various assets and liabilities as a result of errors found during the course of the audit for the year ended December 31, 2005. Those changes for the nine months ended September 30, 2005, resulted in a decrease in total assets of approximately $24,423,800 and a decrease in total liabilities of approximately $1,476,200 and a decrease in stockholders’ deficit of approximately $22,947,600.  Overall, the net loss from operations increased by approximately $6,259,000 and net loss per share decreased by $.08.  The following tables show the various line items that have been restated:

	September 30, 2005
	As Previously	As
	Reported	Restated
Assets
Current assets
Cash	$3,453	$3,454
Advances to employees	41,950	-
Investment in unconsolidated subsidiary	4,600,000	-
Due from related party	50,551	-
Deposits	-	6,500
Inventory	18,170,000	-
Total current assets	22,865,954	9,954
Property and equipment, net	60,040	39,463

Other Assets
Deposits	38,229	-
Note receivable	1,509,000	-
Total assets	$24,473,223	$49,417

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$90,604	$94,448
Accrued salary	-	1,878,678
Accrued interest	-	21,486
Accrued expenses	463,236	-
Notes payable	2,645,783	121,971
Shareholder advances	200,000	-
Due to related parties	193,159	-
Total current liabilities	3,592,782	2,116,583
Long-term debt, less current portion	-	-
Total liabilities	3,592,782	2,116,583

Stockholders' Deficit
Common stock; $.001 par value; 250,000,000 shares
authorized; 54,056,723 shares issued and
outstanding	214,723	55,940
Preferred stock; $.001 par value; 10,000,000 shares
authorized and unissued	-	10
Additional paid in capital	25,749,669	10,298,957
Stock subscription receivable	-	(1,085,000)
Accumulated deficit	(5,083,951)	(11,337,073)
Total stockholders' deficit	20,880,441	(2,067,166)
Total Liabilities and Stockholders' Deficit	$24,473,223	$49,417

	Nine Months Ended
	September 30, 2005
Net income, as previously reported	$3,054,371
Sale of coal	(4,600,000)
General and administrative expenses	471,520
Cost of coal sales	790,000
Professional fees	(157,177)
Payroll expenses	(1,705,934)
Stock compensation expense	190,667
Travel and entertainment expense	(29,252)
Bad debt expense	(574,509)
Interest expense	(24,471)
Impairment expense	(612,500)
Other expense	(7,342)
Net loss, as restated	$(3,204,627)
Basic earnings per common share:
As previously reported	$0.02
As restated	$(0.06)

6. Commitments

During the nine months ended September 30, 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

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

In exchange for the Company’s acquisition of the Coal Interests, the Company tendered 10,000 shares of its convertible preferred stock (the “Preferred Shares”) to RichCorp. The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle RichCorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of the Company’s common stock (the “Minimum Shares”) up to a maximum of 21 million (21,000,000) restricted shares of the Company’s common stock (the “Maximum Shares”) based upon certain EBITDA criteria.  Conversion of the Preferred Shares may be deferred at the option of RichCorp until August 1, 2007 or August 1, 2008.  As of the execution of this Agreement, 3,500,000 restricted shares of the Geotec’s common stock (⅓ of the Minimum Shares) shall be deemed “earned” and may be issued and delivered to RichCorp.  The balance (7,000,000 shares of Geotec’s common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of Geotec’s common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of Geotec’s common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the convertible Preferred Shares.

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

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina.  Beginning in January 2006, the Company is obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month.  We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the

Neuquen Province of Argentina.  As of September 30, 2006, the Company was delinquent in these month payments and had accrued expenses of $13,000.

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

9.  Subsequent events

On October 4, 2006, the Company entered into an Assignment Agreement with White Knight Holdings, LLC (“White Knight”), a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.  On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight as partial consideration for performance under the aforementioned Assignment Agreement.

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

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. Beginning in January 2006, the Company is obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005. The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. As of September 30, 2006, we were delinquent in our monthly payments.

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

Coal is the most widely used electrical energy producing fuel in the world.  Coal that does not meet certain standards is discarded into waste areas.  More than 2 billion tons of coal is contained in more than 700 eastern US waste (slurry) ponds and (gob) piles.  Historically, Eastern coal used for electric power generation has sold for about $35-55 per ton. The current spot price is in excess of $40 per ton.  Clean Coal is sold as high as $65-70 per ton and Ultra Clean Coal is sold as high as $95 per ton.

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

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are in the range of $34 per short ton, while eastern coal and Powder River Coal are in the range of $48 and $10 per short ton. Canadian coal sold overseas for steel mills has recently been selling for $100 per short ton, as is coal exported to the Far East, at even higher prices.

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

Our enzyme/protein technology comprises over 140 specific proteins that perform various biochemical processes on hydrocarbons, their by-products and metal contaminants.  The technology can tailor coal or other hydrocarbons, as well as transform solid fuels to liquid fuels. The processes vary depending on the starting feedstock, and the desired end product and value of that end product.

We are currently conducting business operations in the Commonwealth of Pennsylvania in cooperation with TecEnergy.  We have recently entered into a Commodity Purchase Agreement with TecEnergy to acquire up to 100,000,000 tons of mined coal controlled by TecEnergy. We intend to serve as a vendor of our enzyme/protein technology and sell the enzyme/protein product to TecEnergy, Ecotec and possibly other entities for use in processing waste coal.  These enzyme/protein product sales, processing of waste coal with the enzyme/protein product and the resulting chemical transformation of waste coal should enable Ecotec to perform its contractual obligations to provide us with refined coal at $18.50 per ton.  Our goal is to identify end users of refined coal (such as power companies) and enter into sales agreements to generate revenues and profits for the Company.  Provided that we achieve desired testing results with the enzyme/protein technology, we may be able to sell refined coal directly to NYMEX.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

General and administrative expenses increased from $21,291 for the three months ended September 30, 2005 to $50,636 for the three months ended September 30, 2006, an increase of $29,345. The increase in general and administrative expenses was mainly due to an increase in mining rights expense during the three months ended September 30, 2006.

Payroll expense decreased from $311,167 for the three months ended September 30, 2005 to $254,500 for the three months ended September 30, 2006, a decrease of $56,667.  The decrease in payroll expense was mainly due to stock granted to Bradley Ray, the Company’s Chief Executive Officer, during 2005.

Bad debt expenses decreased from $612,500 for the three months ended September 30, 2005 to $0 for the three months ended September 30, 2006, a decrease of $612,500.  The decrease in bad debt expense was due to the write off of the receivable and accrued interest related to agreements with Consolidated Resource Group, Inc. and Kodiak Productions, LLC.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

General and administrative expenses increased from $106,006 for the nine months ended September 30, 2005 to $137,176 for the nine months ended September 30, 2006, an increase of $31,170. The increase in general and administrative expenses was mainly due to an increase in mining rights expense during the nine months ended September 30, 2006.

Professional fees increased from $157,177 during 2005 to $164,760 during 2006, an increase of $7,583.  The increase in professional fees is mainly due to an increase in legal fees.

Payroll expense decreased from $1,705,934 in 2005 to $762,250 in 2006, a decrease of $943,684. The decrease is mainly due to stock granted to Bradley Ray, the Company’s Chief Executive Officer, during 2005.

Bad debt expense decreased from $574,509 in 2005 to $0 in 2006, a decrease of $574,509. The decrease was mainly due to write off of the receivable and accrued interest related to agreements with the Consolidated Resource Group, Inc. and Kodiak Productions, LLC.

Interest expense for the nine months ended September 30, 2005 was $11,907 compared to $16,188 for the nine months ended September 30, 2006, a increase of $4,381.

Bad debt expenses decreased from $612,500 for the nine months ended September 30, 2005 to $0 for the nine months ended September 30, 2006, a decrease of $612,500.  The decrease in bad debt expense was due to the write off of the receivable and accrued interest related to agreements with Consolidated Resources Group, Inc. and Kodiak Productions, LLC.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, the Company had a decrease in cash of $2,613.  The Company financed its operations through the proceeds from the collection of the stock subscription receivable of $40,000 and related party loans of approximately $188,100.

As shown in the accompanying financial statements, for the nine months ended September 30, 2006 and 2005, the Company has had net losses of $1,127,297 and $3,204,627, respectively.  In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability.  The Company has financed its activities principally from the sale of public equity securities and loans from individuals.  The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities and processed coal.

The report of the independent auditors on the Company's financial statements as of December 31, 2005 contained an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating revenues and has an accumulated deficit of ($16,137,718) at September 30, 2006. The Company anticipates that its use of cash will be substantial for the foreseeable future. In particular, management of the Company expects substantial expenditures in connection with the acquisition of low value coal and coal processing plant facilities.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities and related party loans during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

We have not yet generated any revenues with this new business model and therefore, there can be no assurance that future revenues will be sufficient to sustain and support our projected business operations.  Further, while the technology has been favorably reported in a laboratory and pilot plant setting, there is no evidence that the technology will be commercially feasible as it has never been utilized to refine coal in a commercial setting.  It will be essential for the Company to attain a cash flow in the near future in order to fulfill our business plan of purchasing, processing and delivering coal.  The equipment necessary to process coal reserves is expensive and the Company may not be able to purchase or lease the equipment unless we associate with other entities, investors or venture partners in order to purchase coal and/or necessary equipment.

Item 3. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as  defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2006.  Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SNorris also included Enterprise as a Plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdrawal from representation of Enterprise in the lawsuit.  Discovery will ensue over the next several months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock

On January 31, 2007 we issued 173,400,000 shares of our restricted common stock to White Knight Holdings, LLC, a Florida limited liability company, of which Bradley T. Ray (CEO of

Geotec) is a member with exclusive control over the voting rights of all issued and outstanding membership units.   The shares of common stock were issued in connection with the Company’s execution of an Assignment Agreement (attached as an exhibit hereto) with White Knight to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party).  The Assignment Agreement requires the Company to issue 346,800,000 shares of the Company’s common stock in exchange for White Knight’s obligations under such agreement.  At the time of execution of the Assignment Agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  The Company anticipates that the balance of the shares due to be issued under the Assignment Agreement will be issued within the next calendar quarter.  The shares of Company common stock identified in this item were issued pursuant to Section 4(2) of the Securities Act of 1933.  The shares of common stock were issued in a private transaction and the purchaser is a sophisticated investor.

Sale of Preferred Stock

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

In exchange for the Company’s acquisition of the Coal Interests, the Company tendered 10,000 shares of its convertible preferred stock (the “Preferred Shares”) to RichCorp. The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle RichCorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of the Company’s common stock (the “Minimum Shares”) up to a maximum of 21 million (21,000,000) restricted shares of the Company’s common stock (the “Maximum Shares”) based upon certain EBITDA criteria.  Conversion of the Preferred Shares may be deferred at the option of RichCorp until August 1, 2007 or August 1, 2008.  As of the execution of this Agreement, 3,500,000 restricted shares of the Geotec’s common stock (⅓ of the Minimum Shares) shall be deemed “earned” and may be issued and delivered to RichCorp.  The balance (7,000,000 shares of Geotec’s common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of Geotec’s common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of Geotec’s common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the convertible Preferred Shares.

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

The parties to the Asset Agreement and the Technology Agreement have agreed that all of the Preferred Shares and restricted common stock of the Company earned and obtained upon conversion under the two agreements shall be subject to the same restrictive transfer terms and conditions of Geotec’s share lock up agreement, which extends for 5 years, until April 30, 2010, as filed with the United States Securities and Exchange Commission via the EDGAR system.  The parties agreed that the share lock up agreement and provisions of the Asset Agreement and the Technology Agreement prohibit transfer of the Preferred Shares and the restricted common stock of the Company earned and obtained upon conversion for a period of five years until April

30, 2010.  The shares of Company preferred stock identified in this item were issued pursuant to Section 4(2) of the Securities Act of 1933.  The shares of preferred stock were issued in a private transaction and the purchaser is a sophisticated investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits included herewith are:

10.0	Material Contracts

10.1	Assignment Agreement dated October 4, 2006 between Geotec Thermal Generators, Inc., White Knight Holdings, LLC and Deerfield Enterprises, Inc.
31.1	Certification of the Chief Executive Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
31.1	Certification of the Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)
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

Pursuant to the requirements of the Securities Exchange Act of 1934, they have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEOTEC, INC.

Date: September 13, 2007	/s/: Bradley T. Ray
Chief Executive Officer

Date: September 13, 2007	/s/: Stephen D. Chanslor
Chief Financial Officer