Form 10-K
period 2006-12-31
GEOTEC, INC.
filed 2008-09-12
CIK 1087717

Link to Table of Contents

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 000-26315

GEOTEC, INC.

(Name of small business issuer in its charter)

FLORIDA                                       59-3357040

(State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization)                  Identification No.)

110 E. Atlantic Ave., Suite 200, Delray Beach, Florida    33444

(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 561-276-9960

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by checkmark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X]  No [  ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in

Link to Table of Contents

definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [x]

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on December 31, 2006 is approximately $1,518,006.  The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on August 15, 2008 is approximately $10,929,650.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. As of December 31, 2006, 68,668,155 shares of common stock were issued and outstanding.  As of the date of filing this annual report there are 415,391,107 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). Not Applicable.

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital, integrate our acquisitions, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-K in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in "Item 1. Business--Risk Factors." Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Annual Report, the terms the “Company,” “Geotec,” “we”, “our”, and “us” refers to Geotec, Inc., a Florida corporation.

Link to Table of Contents

GEOTEC, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2006

Link to Table of Contents

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Introduction

Geotec was incorporated in the State of Florida in February 1998 to provide services in the energy industry. The Company's offices are located at 110 East Atlantic Avenue, Suite 200, Delray Beach, FL 33444. The telephone number is (561) 276-9960, the fax number (561) 276-9964, and the e-mail address is: info@geo-tec.net.

In the first quarter of 2005, we changed our business plan to pursue a “Green Energy” business model.  Pursuant to this “Green Energy” business model we have entered into contracts to acquire laid up coal, above ground coal mines, and technology to utilize coal assets to produce synthetic fuels. We intend to continue through 2008 to pursue additional contracts for the acquisition of coal assets and technologies to produce gas, liquid or solid synthetic fuels, or refined “Clean” or “Ultra Clean” coals. Through agreements described herein, we have obtained technologies to facilitate the processing of coal into “Ultra Clean” or “Clean” Coal.

Prior to 2005 our business model centered on our ten-year exclusive license and U.S. Patent No. 6,817,298, to market and sell a unique oil treatment service to customers in North, Central, and South America. This technology, Gas Generators™, was not fully commercialized, and we had limited business operations from this technology.  Accordingly, we may sell our existing inventory of thermal generators that utilize this technology or we may seek to enter into one or more joint venture agreements to utilize the thermal generators with our proprietary protein/enzyme technology.  However, we will not be a service company to the oil and gas marketplace as contemplated by our pre-2005 business model.  Instead, we will concentrate on generating revenues from the various agreements to acquire and process coal, as described herein, and commercial exploitation of our “Green Energy” technologies.

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

Geotec enzyme/proteins are a blend of environmentally friendly compounds, which display no hazardous waste characteristics either by ignitability, corrosivity or reactivity. These enzyme/proteins are not altered chemically and will not form harmful intermediates when blended with hazardous chemicals. Geotec enzyme/proteins conform to “non-hazardous substances” defined under the Clean Water Act, RCRA, the Clean Air Act, and TSCA. It is not a carcinogen and is not listed on OSHA, IARC, or NTP Monograms. It also passes the 48-hour Acute Toxicity Bioassay for fingerling trout.

GASIFICATION

Among the uses for our coal assets is gasification.  Gasification is a process that converts any carbon containing material into a synthesis gas composed primarily of hydrocarbon gases. This gas can be used as a fuel to generate electricity or steam, or a basic chemical building block for a large number of uses in the petrochemical and refining industries.   Gasification adds value to low or negative-value feed stocks by converting them to marketable fuels and products.

In furtherance of our Green Energy business model, we entered into a contract to obtain the mining rights to various quantities of coal in 2005 and purchased a promissory note in the amount of $400,000 due from Lancaster

Link to Table of Contents

International, Inc. (”Lancaster”) and Consolidated Resources Group (“CSRG”). The promissory note served as consideration for an agreement that the Company would receive a permit and bond issued by the State of Illinois to wash and process certain quantities of laid up coal located near Cuba, Illinois.  Lancaster and CSRG did not obtain the bond and permit prior to December 1, 2005 and defaulted on the agreement. Thereafter we transferred and assigned all of our contractual rights to the Illinois coal for the value invested in such coal rights to Universal Coal, LLC, a Florida limited liability company (“Universal”).  Universal is owned by Bradley Ray, Chief Executive Officer of Geotec.  Universal has given the Company a promissory note based on the cost of coal subject to the contractual coal rights, secured by the coal itself.

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

The Stone Mountain agreement referenced above was to provide an alternative source to replace the coal that was due to Geotec from Deerfield Enterprises, Inc. (“Deerfield”), a company principally owned by Bradley Ray, Chief Executive Officer of Geotec, a former employee of Geotec, James McConnell and our primary investor, Dr. Art Gottmann, under the terms of a prior contract with Deerfield. Deerfield has been unable to fulfill its contractual obligation to the Company due to its inability to deliver coal from the location originally contemplated by Deerfield. Accordingly, we have rescinded the agreement with Deerfield due to its failure to provide any consideration for the transaction.  The contractual rights to quantities of Illinois coal were returned to Deerfield Enterprises, Inc.

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, Chief Executive Officer of Geotec.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  It is our goal to sell the refined coal to various end users to generate revenue for the Company.  If we are able to obtain capital or revenues from the sale of coal or our technology, we plan to purchase quantities of refined coal from various parties throughout 2008 and beyond for our customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. Beginning in January 2006, the Company was obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005. Accordingly, we now have mineral ownership rights with respect to seven (7) asphaltite mines.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. As of December 31, 2006, we were delinquent in our monthly payments.

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

Coal is the most widely used electrical energy producing fuel in the world.  Coal that does not meet certain standards is discarded into waste areas.  More than 2 billion tons of coal is contained in more than 700 eastern US waste (slurry) ponds and (gob) piles.  Historically, Eastern coal used for electric power generation has sold for about $35-

Link to Table of Contents

55 per ton.  The current spot price is in excess of $135 per ton.  Clean Coal is sold as high as $116-175 per ton and Ultra Clean Coal is sold as high as $185 per ton.

Today, coal is used to produce over 55% of the electricity in the United States. The United States is the second largest producer of coal at about 1.3 billion tons per year. China produces about 3.0 billion tons per year and India and Russia are the next largest producers with about 1/3 of the United States production. Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability. Illinois basin coal spot prices are in the range of $85 per short ton, while eastern coal and Powder River Coal are in the range of $135 and $15 per short ton. Canadian coal sold overseas for steel mills has recently been selling for approximately $200 per short ton, as is coal exported to the Far East, at even higher prices.

We are focusing our business efforts on “Green Energy” production and use of BTU output or conversion of the caloric content of hydrocarbons, through several technologies, which includes the use of our coal assets. Coal prices should remain at their current levels, or move higher based upon increasing usage in China and India, as well as other emerging countries and the more recent increase in oil and gas prices. Distribution of our refined coal is contemplated to occur through agreements with customers and traditional transportation methods utilized by the coal industry.  These methods include, transporting by ship, barge, rail way and over the road trucking.

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

On March 3, 2006, we executed a purchase order agreement with Island Sales Limited, a Pennsylvania corporation whereby we agreed to sell 500,000 tons of Pennsylvania processed clean coal to Island Sales between April and December 2006, at the price of $47.10 per ton, subject to processing and delivery specifications. We have not been able to process and deliver this amount or any amount of coal and therefore, are in default of this contract.

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

Independent laboratory testing results confirm that our technology bio-chemically transformed the waste coal by causing a substantial decrease in the level/volume of ash and other contaminants. We are now designing continuous flow bio-refineries, as operational volume manufacturing units intended to process 100-1000 tons per hour.  These continuous processing bio-refineries will have multi-staged processing capabilities that are projected to facilitate further reduction in ash, or other coal contaminates such as sulfur, mercury, arsenic or other heavy metals.

Link to Table of Contents

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

On April 8, 2008, we entered into a Master Development Agreement (the “Agreement”) with TTI Technologies, Inc. (“TTI”) of Omaha, Nebraska (jointly referred to as the “Parties”), regarding further development of Geotec’s proprietary enzyme/protein technology (the “Technology”).  The Parties contemplate that the Technology will be utilized in connection with bio-refinery units (each, a “Facility”) for the recovery of saleable coal or any other substance recovered from a designated site that creates revenue from the sale of gob, culm, lignite, or other lower grade or dirty coals or carbon fly ash and for the remediation of soils (the “Process”).  Each Facility will be established to process 20 million tons of coal.

The Agreement is for a term of ten (10) years and contemplates two separate scenarios involving the construction and operation of facilities.  For a period of 12 months following the date of the Agreement, regarding projects identified and proposed by Geotec, TTI will advise and assist Geotec in the further development of the Process and in the procurement and construction of the initial equipment for a commercial scale Facility.  Geotec has granted a right of first refusal to TTI or one of its affiliates (which may be exercised after the initial 12-month term of this Agreement) to render certain management, administrative, operational and support services in connection with the operation of each Facility controlled by Geotec.

Geotec has granted TTI the right to establish at one or more locations selected and acquired by TTI, up to ten (10) projects utilizing Geotec’s proprietary Technology and the Process.  Under this scenario, Geotec will be paid its production costs for the Technology plus one dollar ($1.00) per ton of saleable product generated from the Process.  Additionally, Geotec will receive a portion of the Net Revenues derived from the TTI projects.

In addition to the generation of revenue, the Parties expect that the Process will generate tax credits under Section 45 of the Internal Revenue Code of 1986, as amended.  TTI has substantial experience in connection with the monetization or operation of facilities producing in excess of 40 million tons of solid synthetic fuel (from coal) intended to generate tax credits under Section 29 (now Section 45K) of the Internal Revenue Code.

The agreement with TTI Technologies, Inc. references two related sub-agreements, the forms of which are attached as exhibits to the original Agreement. These related sub-agreements include an operating sub-agreement and a supply sub-agreement regarding the operation of each Facility by TTI and/or one of its affiliates and the supplying

Link to Table of Contents

of the Technology to each Facility by Geotec, respectively.  The related sub-agreements will be executed by the Parties upon commencement of each project utilizing a facility and the process.  As of the date of this annual report we have not commenced operations with TTI on any specific project.

On May 9, 2008, we entered into an investment banking agreement (the “Agreement”) with StoneGate Partners, LLC (“StoneGate”), a broker-dealer based in Boston, Massachusetts.  StoneGate has agreed to serve as the exclusive placement agent for Geotec in connection with capital raising activities to finance Geotec’s operations, including projects involving Geotec’s proprietary protein/enzyme product.

StoneGate also has agreed to act as the lead investment banker for up to 10 projects with Geotec involving the construction and operation of hydrocarbon bio-refinery facilities designed to generate tax credits under Section 45 of the Internal Revenue Code.  The Company estimates that the startup costs for each bio-refinery facility will be approximately $10,000,000.

As part of the transaction, StoneGate will be entitled to receive a cash fee equal to 7% of the aggregate consideration received by Geotec or by the Project, plus a cash fee equal to 1% of the aggregate consideration for StoneGate’s estimated expenses associated with such transaction.  In the event StoneGate is not able to raise the requisite capital or organize a syndicate of investment banks or broker-dealers for a transaction within 180 days of the date of a subject engagement, Geotec shall be permitted to engage one or more investment banks directly to raise such capital; provided that StoneGate shall be entitled to a fee equal to the greater of: (i) one percent (1%) of the aggregate consideration received by Geotec or by the Project in connection with the transaction and (ii) the maximum amount permitted by applicable law; provided further that StoneGate shall serve as the syndicate director for such transaction.

Also, Geotec and StoneGate agree that for each project for which StoneGate raises capital, Geotec and StoneGate or its nominees shall share pari passu Geotec’s interest in such project on a 50/50 basis.

Finally, Geotec has issued a warrant (the “Warrant”) to StoneGate for the purchase of up to $25,000,000 worth of Geotec’s restricted common stock.  The Warrant is for a period of 10 years and identifies various strike prices at which conversion rights may be exercised.

StoneGate helps its clients achieve their goals by providing a variety of financial advisory services, including raising private capital and selling and buying businesses.  StoneGate works extensively with its network of investors, including high net worth individuals, family offices, venture capital and private equity firms, banks and other institutional investors, to enable its clients to realize their objectives.  StoneGate has extensive experience assisting its clients in the energy, real estate and technology industries.

As of the date of this annual report, we have not commenced the construction or operation of any hydrocarbon bio-refinery facility pursuant to our agreement with StoneGate and have not received any funding of any type from such entity.

On June 6, 2008 we executed an agreement with GreenCoal, LLC (“GreenCoal”) of Lewistown, Illinois, to enter into a joint business venture to facilitate the acquisition of coal sites and initiate a bio-refining process for the sale of coal hydrocarbons located in Illinois, Indiana and Kentucky, as well as other sites to be determined.  The joint venture agreement provides, among other things, that Geotec’s proprietary enzyme/protein technology will be applied to one or more sites identified by GreenCoal, LLC through bio-refinery units owned by Ecotec Coal, LLC.  Each Ecotec facility will be comprised of bio-refinery units for the generation of revenues through the sale of bio-refined coal and the production of tax credits by reducing sulfur and nitrogen oxides and heavy metals pursuant to Section 45 of the Internal Revenue Code.  As of the date of this annual report, we have not commenced operations at any hydrocarbon bio-refinery facility in furtherance of our agreement with GreenCoal.

ITEM 1A.  RISK FACTORS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this Item.

Link to Table of Contents

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease facilities consisting of approximately 1,550 square feet of office space in Delray Beach, Florida, pursuant to a one year lease which expired during 2006, with initial monthly base rental amount of $3,813, inclusive of taxes, operating expenses for the common area of the building, maintenance, janitorial services. The Company did not take advantage of the 36-month option to renew and currently leases the space on a month to month basis at $4,003.90.  We also lease a storage facility for storing our gas generators, which is centrally located in the oil/gas producing states, on a month to month basis at $202 per month.  In October, 2007, we also leased a warehouse facility in Fredrickstown, Pennsylvania, approximately 3000 square feet, to support operations in Pennsylvania for $1000.00 per month, inclusive of taxes, operating expenses for the common area of the building.  We also leased, for an initial 12 month period, a 2100 square foot building in Delray Beach, Florida for laboratory operations at a cost of $1600 per month, inclusive of taxes, operating expenses for the common area of the building.

ITEM 3.

LEGAL PROCEEDINGS.

In January, 2007, Susan Norris (“SNorris”) filed a complaint against Geotec, Florida Atlantic Stock Transfer, Inc., Bradley Ray and William Richard Lueck, in the 15th Circuit Court, Palm Beach County, Florida, Case No: 50 2007 CA 001040XXXXAH, seeking damages in an amount in excess of $15,000 for failing to convey 172,000,000 shares of Geotec stock to Deerfield Enterprises, Inc. (“Enterprise”), alleging, among other things, that Enterprise transferred 700,000 tons of coal to Geotec.  In their answer, Defendants allege that Plaintiffs never transferred or caused to be transferred 700,000 tons of coal, or any other amount of coal, to Geotec, and that the Plaintiffs cannot prevail based on that fact alone.  Essentially, Geotec contends that neither SNorris, nor any person or entity acting on her behalf has ever tendered any consideration to Geotec for the 172,000,000 shares of its common stock that are the subject matter of the civil action.

SNorris also included Enterprise as a plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdrawal from representation of Enterprise in the lawsuit.  The parties to the litigation are presently engaged in discovery.  Geotec intends to vigorously defend the claims asserted against it.

In April, 2007, Louis Baruch, Gerald Baruch and Michael DeBella filed a nine-count complaint against Richcorp, Inc. (“Richcorp”), William Richardson, Geotec, W. Richard Lueck, and Bradley Ray in the 15th Circuit Court for Palm Beach County, Florida, Case No: 50 2007 CA 006324XXXXMB, seeking damages in an amount in excess of $15,000 for failing to convey 25% of the stock of Richcorp. Richcorp is a party to certain agreements with Geotec, as previously reported in Geotec’s public filings. Plaintiffs allege, among other things, that a contract that they drafted granted them rights to the stock for their “successful introduction” of several entities to Richcorp.  All defendants in the case have now answered the complaint and have denied liability.  Discovery will ensue over the next several months. We believe that the claim has little, if any, merit and we intend to vigorously defend the claim asserted by plaintiffs.

In 2007, Company vendor, Del Tank & Filtration Systems, Inc. commenced a civil action for breach of contract against the Company in the matter styled: Del Tank & Filtration Systems, Inc., a Division of Del Corporation v. Geotec, Inc., No. 2007-6616 (Dist. Ct. Lafayette Parish, La.).  Although the Company has received correspondence from counsel for the plaintiff, the Company does not believe that it has ever been properly served with process regarding the civil action.  On March 15, 2008, the district court entered a default judgment against the Company in the amount of $175,159.33, plus additional per diem rental sums.  As of March 26, 2008, plaintiff contended that the amount due and owing on the judgment was $346,558.19.  The Company intends to contest the entry of the judgment for insufficient service of process.

On November 1, 2007, the Miami, Florida Southeast Regional Office of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) sent letters to the Company, its Chief Financial Officer, Stephen Chanslor (“Chanslor”), Chief Executive Officer, Bradley T. Ray (“Ray”) and former Company executive, W. Richard Lueck, indicating that as a result of its informal investigation styled “Geotec Thermal Generators, Inc., (FL-3157), that the staff of the Miami Regional Office would recommend enforcement action against the Company and the aforementioned individuals.  The SEC letter to the Company alleges violations of Sections 10(b), 13(a), 13(b)(2)(A)

Link to Table of Contents

and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The Commission Staff further alleges that Mr. Ray aided and abetted Geotec’s violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Commission staff advised Geotec’s counsel that the allegations emanate from the Company’s Form 10-KSB for the period ending December 31, 2004 and Forms 10-QSB for the periods ending March 31, 2005 and September 30, 2005, respectively, as filed with the Commission via the EDGAR system.  The Commission staff further advised that they intended to seek officer and director bars in any enforcement action.

The letters invited the Company, Messrs. Chanslor, Lueck and Ray to submit written statements regarding the staff’s allegations.  These written statements are generally referred to as “Wells Committee Submissions”.  The Company and management have retained legal counsel who made Wells submissions on their respective behalves in December 2007, responding to the staff’s allegations.  Among the allegations made by the Commission staff are that the Company filed its Forms 10-QSB for the periods ending March 31, 2005 and September 30, 2005 without independent auditors’ review (its previous auditors resigned in April 2005 after filing of the 2004 Form 10-KSB) and, that the Company misrepresented the status of Mr. Chanslor as a licensed certified public accountant, when his license in the State of Texas was not active due to unfulfilled professional continuing education requirements.  The Company has taken the remedial action of having the aforementioned Forms 10-QSB reviewed by their current independent auditors in connection with filing of the Company’s Form 10-KSB for the period ending December 31, 2005 and the 2005 Quarterly periods were restated as part of the 2006 quarterly Form 10-QSB filings, as filed with the Securities and Exchange Commission.  The Company also has referenced in the Wells Submission that former management of Geotec was responsible for filing of the Form 10-KSB for 2004 that is the subject of the Commission staff’s allegations.  Furthermore, the Company has advised that current Chief Executive Officer, Bradley Ray, suffered a heart attack shortly after accepting his management position with the Company and soon thereafter underwent open-heart surgery and was under doctor's care for the remainder of calendar year 2005.  The Company disputes the remaining allegations made by the Commission staff but, is prepared to continue to cooperate with the Commission in an effort to resolve the matter.  Any litigation the SEC may initiate against either the Company or Mr. Ray or both may have adverse effects on the Company’s future prospects and activities.

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

Fiscal 2005	High	Low

First quarter ended March 31, 2005	$0.20	$0.12
Second quarter ended June 30, 2005	$0.20	$0.12
Third quarter ended September 30,2005	$0.18	$0.11
Fourth quarter ended December 31, 2005	$0.14	$0.06

Fiscal 2006

First quarter ended March 31, 2006	$0.44	$0.05
Second quarter ended June 30, 2006	$0.19	$0.05
Third quarter ended September 30, 2006	$0.11	$0.04
Fourth quarter ended December 31, 2006	$0.08	$0.02

Link to Table of Contents

On December 31, 2006, the last reported sale prices of the common stock on the OTCPK were $0.05 per share. As of December 31, 2006 there were approximately 98 shareholders of record of the common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

We previously reported that we had sold 16,500,000 shares (uncertificated) in a private placement to Dr. Arthur Gottmann, for $2.2 Million, and that the Company had received $1.2 million of these funds, with a note for the remainder of the $1.0 Million that was to be paid by the end of 2006.  As of December 31, 2006, the stock subscription receivable balance was $940,000.  Subsequently, it became apparent that portions of the multi-party transaction involving an entity known as Kodiak Productions (“Kodiak”) could not be performed and thus, Dr. Gottmann would not receive the consideration he bargained for in exchange for his capital contributions to Geotec.  Accordingly, we revised the capital transaction with Dr. Gottmann in January 2007 to provide for future issuance of an additional 2,500,000 shares of Geotec common stock to him in exchange for his tender of the remaining balance of the aforementioned stock subscription receivable to the Company.  As of the date of this annual report, the additional 2,500,000 shares of Geotec common stock have not been issued to Dr. Gottmann.

On August 1, 2005, we entered into an agreement (amended and restated on May 12, 2006) with Richcorp, Inc. (“Richcorp”), pursuant to which we purchased certain assets owned by Richcorp.  As consideration for the asset purchase we issued ten thousand (10,000) shares of our Class A Convertible Preferred Stock (face value $10.00 per share) (the “Preferred Shares”) to Richcorp with stock conversion exchange dates of August 1, 2006, August 1, 2007 and August 1, 2008.  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle Richcorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of our common stock (the “Minimum Shares”) and up to a maximum of 21 million (21,000,000) restricted shares of our common stock (the “Maximum Shares”) based upon the EBITDA criteria set forth below.  Conversion of the Preferred Shares may be deferred at the option of the Richcorp and its principals until November 1, 2007 or November 1, 2008.  As of the execution of the Agreement, 3,500,000 restricted shares of the Buyer’s common stock (⅓ of the Minimum Shares) were deemed “earned” and are available for conversion, as referenced above.  The balance (7,000,000 shares of our common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of our common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty million dollars ($40,000,000.00) per year.  The total number of shares of our common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the Preferred Shares.  As of the date of this filing, no additional shares have been earned.

On November 1, 2005, we entered into an agreement (amended and restated on May 12, 2006) with Richcorp, Inc. (“Richcorp”), pursuant to which we purchased enzyme technology referenced herein that was owned by Richcorp.  As consideration for purchase of the enzyme technology, we issued ten thousand (10,000) shares of our Class A Convertible Preferred Stock (face value $10.00 per share) (the “Preferred Shares”) to Richcorp with stock conversion exchange dates of November 1, 2006, November 1, 2007 and November 1, 2008.  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitle Richcorp to convert the Preferred Shares to 10.5 million (10,500,000) restricted shares of our common stock (the “Minimum Shares”) and up to a maximum of 21 million (21,000,000) restricted shares of our common stock (the “Maximum Shares”) based upon the EBITDA criteria set forth below.  Conversion of the Preferred Shares may be deferred at the option of the Richcorp and its principals until November 1, 2007 or November 1, 2008.  As of the execution of the Agreement, 3,500,000 restricted shares of the Buyer’s common stock (⅓ of the Minimum Shares) were deemed “earned” and are available for conversion, as referenced above.  The balance (7,000,000 shares of our common stock) of the Minimum Shares shall be deemed earned when EBITDA for RichCorp equals twenty million dollars ($20,000,000.00) per year.  On a pro rata basis, shares of our common stock above the Minimum Shares and up to the Maximum Shares shall be deemed earned when EBITDA for RichCorp exceeds twenty million dollars ($20,000,000.00) per year.  The Maximum Shares shall be deemed earned when EBITDA for RichCorp equals forty

Link to Table of Contents

million dollars ($40,000,000.00) per year.  The total number of shares of our common stock shall not exceed 21,000,000 under the conversion terms of this paragraph or the preferences of the Preferred Shares.  As of the date of this filing, no additional shares have been earned.

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

On January 31, 2007 we issued 173,400,000 shares of our restricted common stock to White Knight Holdings, LLC, a Florida limited liability company, of which Bradley T. Ray (CEO of Geotec) is a member with exclusive control over the voting rights of all issued and outstanding membership units.  The shares of common stock were issued in connection with the Company’s execution of an Assignment Agreement with White Knight to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party).  The Assignment Agreement required the Company to issue 346,800,000 shares of the Company’s common stock in exchange for White Knight’s obligations under such agreement.  At the time of execution of the Assignment Agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  On May 15, 2008, the Company issued the balance of the shares due under the Assignment Agreement (173,400,000) to White Knight.  The shares of Company common stock identified in this item were issued pursuant to Section 4(2) of the Securities Act of 1933.  The shares of common stock were issued in a private transaction and the purchaser is a sophisticated investor.

On May 9, 2008, we entered into an investment banking agreement (the “Agreement”) with StoneGate Partners, LLC (“StoneGate”), a broker-dealer based in Boston, Massachusetts.  StoneGate has agreed to serve as the exclusive placement agent for Geotec in connection with capital raising activities to finance Geotec’s operations, including projects involving Geotec’s proprietary protein/enzyme product.  As part of the transaction, Geotec has issued a warrant (the “Warrant”) to StoneGate for the purchase of up to $25,000,000 worth of Geotec’s restricted common stock.  The Warrant is for a period of 10 years and identifies various strike prices at which conversion rights may be exercised.  Also, StoneGate will be entitled to receive a cash fee equal to 7% of the aggregate donsideration received by Geotec or by the Project, plus a cash fee equal to 1% of the aggregate consideration for StoneGate’s estimated expenses associated with such transaction.  In the event StoneGate is not able to raise the requisite capital or organize a syndicate of investment banks or broker-dealers for a transaction within 180 days of the date of a subject engagement, Geotec shall be permitted to engage one or more investment banks directly to raise such capital; provided that StoneGate shall be entitled to a fee equal to the greater of: (i) one percent (1%) of the aggregate consideration received by Geotec or by the Project in connection with the transaction and (ii) the maximum amount permitted by applicable law; provided further that StoneGate shall serve as the syndicate director for such transaction.

Also, Geotec and StoneGate agree that for each project for which StoneGate raises capital, Geotec and StoneGate or its nominees shall share pari passu Geotec’s interest in such project on a 50/50 basis.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance, under equity compensation plans, including individual compensation arrangements, by us under our 2004 Stock Option Award Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.

Link to Table of Contents

(a)

(b)

(c)

Number of

Weighted

Number of

                  securities to be

average

securities remaining

                  issued upon

exercise

available for future

                  exercise of

price of

issuance under equity

                  of outstanding

outstanding

compensation plans

                  options, warrants

options

(excluding securities Plan

                  and rights

warrants

 reflected in column (a))

and rights

(a)

(b)

(c)

2004 Stock Option Award Plan

0

$-0-

-0-

Equity compensation plans

not approved by stockholders

0

$-0-

-0-

ITEM 6.  SELECTED FINANCIAL DATA

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this Item.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a)

Plan of Operation.

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

Geotec enzyme/proteins are a blend of environmentally friendly compounds, which display no hazardous waste characteristics either by ignitability, corrosivity or reactivity. These enzyme/proteins are not altered chemically and will not form harmful intermediates when blended with hazardous chemicals. Geotec enzyme/proteins conform to “non-hazardous substances” defined under the Clean Water Act, RCRA, the Clean Air Act, and TSCA. It is not a carcinogen and is not listed on OSHA, IARC, or NTP Monograms. It also passes the 48-hour Acute Toxicity Bioassay for fingerling trout.

GASIFICATION

Among the uses for our coal assets is gasification.  Gasification is a process that converts any carbon containing material into a synthesis gas composed primarily of hydrocarbon gases. This gas can be used as a fuel to generate electricity or steam, or a basic chemical building block for a large number of uses in the petrochemical and refining industries.   Gasification adds value to low or negative-value feed stocks by converting them to marketable fuels and products.

In furtherance of our Green Energy business model, we entered into a contract to obtain the mining rights to various quantities of coal in 2005 and purchased a promissory note in the amount of $400,000 due from Lancaster

Link to Table of Contents

International, Inc. (”Lancaster”) and Consolidated Resources Group (“CSRG”). The promissory note served as consideration for an agreement that the Company would receive a permit and bond issued by the State of Illinois to wash and process certain quantities of laid up coal located near Cuba, Illinois.  Lancaster and CSRG did not obtain the bond and permit prior to December 1, 2005 and defaulted on the agreement. Thereafter we transferred and assigned all of our contractual rights to the Illinois coal for the value invested in such coal rights to Universal Coal, LLC, a Florida limited liability company (“Universal”).  Universal is owned by Bradley Ray, Chief Executive Officer of Geotec.  Universal has given the Company a promissory note based on the cost of coal subject to the contractual coal rights, secured by coal that ultimately may be derived from such coal rights. The note is to be repaid from the receipts of proceeds from the sale of coal ultimately derived from such coal rights.

On December 25, 2005 we entered into an agreement with Stone Mountain Development Company, a Pennsylvania general partnership (“Stone Mountain”), to acquire coal from various sites near Pittsburgh, Pennsylvania. As of the dated of this annual report, we have not received any coal from Stone Mountain and do not expect to receive any coal from such entity at any time in the future.  The contractual obligation of Stone Mountain provided us with means to satisfy a coal futures sale transaction that also involves the purchase of shares of Urban Television Network Corporation preferred stock in the third quarter of 2005.  The preferred shares convert to a maximum of 49% of the common stock of Urban Television Network Corporation (“URBT”).  The Company may not have adequate cash or resources to mine, process and/or deliver coal to URBT and therefore, the Company may not be able to take advantage of its contractual rights to these assets.

The Stone Mountain agreement referenced above was to provide an alternative source to replace the coal that was due to Geotec from Deerfield Enterprises, Inc. (“Deerfield”), a company principally owned by Bradley Ray, Chief Executive Officer of Geotec, an employee of Geotec, James McConnell and our primary investor, Dr. Art Gottmann, under the terms of a prior contract with Deerfield. Deerfield has been unable to fulfill its contractual obligation to the Company due to its inability to acquire title to and deliver coal from the location originally contemplated by Deerfield. Accordingly, we rescinded the agreement with Deerfield due to its failure to provide any consideration for the transaction.  The contractual rights to quantities of Illinois coal were returned to Deerfield Enterprises, Inc.

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, Chief Executive Officer of Geotec.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  As of the date of this annual report, no quantity of coal has been physically transferred from Ecotec to Geotec.  It is our goal to sell refined coal that we expect to be derived from the Ecotec agreement to various end users to generate revenue for the Company.  If we are able to obtain capital or revenues from the sale of coal or our technology, we plan to purchase quantities of refined coal from various parties throughout 2008 and beyond for our customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. Beginning in January 2006, the Company was obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005. Accordingly, we now have ownership rights to seven (7) asphaltite mines.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. As of December 31, 2006, we were delinquent in our monthly payments.  We remain delinquent in our payments as of the date of this annual report but the properties are not in foreclosure.

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

Link to Table of Contents

Coal is the most widely used electrical energy producing fuel in the world.  Coal that does not meet certain standards is discarded into waste areas.  More than 2 billion tons of coal is contained in more than 700 eastern US waste (slurry) ponds and (gob) piles.  Historically, Eastern coal used for electric power generation has sold for about $35-55 per ton. The current spot price is in excess of $135 per ton.  Clean Coal is sold as high as $116-175 per ton and Ultra Clean Coal is sold as high as $185 per ton.

Today, coal is used to produce over 55% of the electricity in the United States. The United States is the second largest producer of coal at about 1.3 billion tons per year.  China produces about 3.0 billion tons per year and India and Russia are the next largest producers with about 1/3 of the United States production.  Coal usage has increased about 7% per annum, and it is expected to continue at this rate.

Coal is a commodity with spot prices based upon location, and availability.  Illinois basin coal spot prices are in the range of $85 per short ton, while eastern coal and Powder River Coal are in the range of $135 and $15 per short ton. Canadian coal sold overseas for steel mills has recently been selling approximately for $200 per short ton, as is coal exported to the Far East, at even higher prices.

We are focusing our business efforts on “Green Energy” production and use of BTU output or conversion of the caloric content of hydrocarbons, through several technologies, which includes the use of our coal assets.  Coal prices should remain at their current levels, or move higher based upon increasing usage in China and India, as well as other emerging countries and the more recent increase in oil and gas prices. Distribution of our refined coal will occur through agreements with our customers and traditional transportation methods utilized by the coal industry. These methods include, transporting by ship, barge, rail way and over the road trucking.

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

On March 3, 2006, we executed a purchase order agreement with Island Sales Limited, a Pennsylvania corporation whereby we agreed to sell 500,000 tons of Pennsylvania processed clean coal to Island Sales between April and December 2006, at the price of $47.10 per ton, subject to processing and delivery specifications. We have not been able to process and deliver this amount or any amount of coal and therefore, are in default of this contract.

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

Independent laboratory testing results confirm that our technology bio-chemically transformed the waste coal by causing a substantial decrease in the level/volume of ash and other contaminants. We are now designing continuous flow bio-refineries, as operational volume manufacturing units intended to process 100-1000 tons per hour.  These

Link to Table of Contents

continuous processing bio-refineries have multi-staged processing capabilities that are projected to facilitate further reduction in ash, or other coal contaminates such as sulfur, mercury, arsenic or other heavy metals.

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

On April 8, 2008, we entered into a Master Development Agreement (the “Agreement”) with TTI Technologies, Inc. (“TTI”) of Omaha, Nebraska (jointly referred to as the “Parties”), regarding further development of Geotec’s proprietary enzyme/protein technology (the “Technology”).  The Parties contemplate that the Technology will be utilized in connection with bio-refinery units (each, a “Facility”) for the recovery of saleable coal or any other substance recovered from a designated site that creates revenue from the sale of gob, culm, lignite, or other lower grade or dirty coals or carbon fly ash and for the remediation of soils (the “Process”).  Each Facility will be established to process 20 million tons of coal.

The Agreement is for a term of ten (10) years and contemplates two separate scenarios involving the construction and operation of Facilities.  For a period of 12 months following the date of the Agreement, regarding projects identified and proposed by Geotec, TTI will advise and assist Geotec in the further development of the Process and in the procurement and construction of the initial equipment for a commercial scale Facility.  Geotec has granted a right of first refusal to TTI or one of its affiliates (which may be exercised after the initial 12-month term of this Agreement) to render certain management, administrative, operational and support services in connection with the operation of each Facility controlled by Geotec.

Geotec has granted TTI the right to establish at one or more locations selected and acquired by TTI, up to ten (10) projects utilizing Geotec’s proprietary Technology and the Process.  Under this scenario, Geotec will be paid its production costs for the Technology plus one dollar ($1.00) per ton of saleable product generated from the Process.  Additionally, Geotec will receive a portion of the Net Revenues derived from the TTI projects.

In addition to the generation of revenue, the Parties expect that the Process will generate tax credits under Section 45 of the Internal Revenue Code of 1986, as amended.  TTI has substantial experience in connection with the monetization or operation of facilities producing in excess of 40 million tons of solid synthetic fuel (from coal) intended to generate tax credits under Section 29 (now Section 45K) of the Internal Revenue Code.

Link to Table of Contents

The Agreement references two related agreements, the forms of which are attached as exhibits to the Agreement. These related agreements include an operating agreement and a supply agreement regarding the operation of each Facility by TTI and/or one of its affiliates and the supplying of the Technology to each Facility by Geotec, respectively.  The related agreements will be executed by the Parties upon commencement of each project utilizing a Facility and the Process.  As of the date of this annual report we have not commenced operations with TTI on any specific project.

On May 9, 2008, we entered into an investment banking agreement (the “Agreement”) with StoneGate Partners, LLC (“StoneGate”), a broker-dealer based in Boston, Massachusetts.  StoneGate has agreed to serve as the exclusive placement agent for Geotec in connection with capital raising activities to finance Geotec’s operations, including projects involving Geotec’s proprietary protein/enzyme product.

StoneGate also has agreed to act as the lead investment banker for up to 10 projects with Geotec involving the construction and operation of hydrocarbon bio-refinery facilities designed to generate tax credits under Section 45 of the Internal Revenue Code.  The Company estimates that the startup costs for each bio-refinery facility will be approximately $10,000,000.

As part of the transaction, StoneGate will be entitled to receive a cash fee equal to 7% of the aggregate consideration received by Geotec or by the Project, plus a cash fee equal to 1% of the aggregate consideration for StoneGate’s estimated expenses associated with such transaction.  In the event StoneGate is not able to raise the requisite capital or organize a syndicate of investment banks or broker-dealers for a transaction within 180 days of the date of a subject engagement, Geotec shall be permitted to engage one or more investment banks directly to raise such capital; provided that StoneGate shall be entitled to a fee equal to the greater of: (i) one percent (1%) of the aggregate consideration received by Geotec or by the Project in connection with the transaction and (ii) the maximum amount permitted by applicable law; provided further that StoneGate shall serve as the syndicate director for such transaction.

Also, Geotec and StoneGate agree that for each project for which StoneGate raises capital, Geotec and StoneGate or its nominees shall share pari passu Geotec’s interest in such project on a 50/50 basis.

Finally, Geotec has issued a warrant (the “Warrant”) to StoneGate for the purchase of up to $25,000,000 worth of Geotec’s restricted common stock.  The Warrant is for a period of 10 years and identifies various strike prices at which conversion rights may be exercised.

StoneGate helps its clients achieve their goals by providing a variety of financial advisory services, including raising private capital and selling and buying businesses.  StoneGate works extensively with its network of investors, including high net worth individuals, family offices, venture capital and private equity firms, banks and other institutional investors, to enable its clients to realize their objectives.  StoneGate has extensive experience assisting its clients in the energy, real estate and technology industries.

As of the date of this annual report, we have not commenced the construction or operation of any hydrocarbon bio-refinery facility pursuant to our agreement with StoneGate and have not received any funding of any type from such entity.

On June 6, 2008 we executed an agreement with GreenCoal, LLC (“GreenCoal”) of Lewistown, Illinois, to enter into a joint business venture to facilitate the acquisition of coal sites and initiate a bio-refining process for the sale of coal hydrocarbons located in Illinois, Indiana and Kentucky, as well as other sites to be determined.  The joint venture agreement provides, among other things, that Geotec’s proprietary enzyme/protein technology will be applied to one or more sites identified by GreenCoal, LLC through bio-refinery units owned by Ecotec Coal, LLC.  Each Ecotec facility will be comprised of bio-refinery units for the generation of revenues through the sale of bio-refined coal and the production of tax credits by reducing sulfur and nitrogen oxides and heavy metals pursuant to Section 45 of the Internal Revenue Code.  As of the date of this annual report, we have not commenced operations at any hydrocarbon bio-refinery facility in furtherance of our agreement with GreenCoal.

Link to Table of Contents

RESULTS OF OPERATIONS

General and administrative expenses decreased from $225,663 for the year ended December 31, 2005 to $214,443 for the year ended December 31, 2006, a decrease of $11,220. The decrease in general and administrative expenses was mainly due to the decrease in investor relations expense.

Professional fees increased from $182,723 during 2005 to $281,560 during 2006, an increase of $98,837.  The increase in professional fees is mainly due to increased accounting fees in connection with audit and review charges for the Securities and Exchange Commission filings.

Compensation expense decreased from $2,042,413 in 2005 to $1,115,794 in 2006, a decrease of $926,619.  The decrease is mainly due to the decrease in stock compensation expense.

Bad debt expense decreased from $586,091 in 2005 to $0 in 2006, a decrease of $586,091.  The decrease was mainly due to the costs associated with the efforts to obtain the coal permit in Illinois, as paid to Lancaster International, Inc. and Consolidated Resource Group, Inc. in 2005 that did not recur in 2006.

Interest expense for the year ended December 31, 2005 was $15,719 compared to $26,644 for the year ended December 31, 2006, an increase of $10,925.  The increase in interest expense is due to the payment of interest on a loan to the Company by an individual, related party.

Impairment of intangible asset decreased from $3,150,000 in 2005 to $0 in 2006.  The decrease was due to the Company purchasing some technology that was considered to be impaired as of December 31, 2005, without a similar occurrence in 2006.

Impairment of asset rights and interests decreased from $612,500 in 2005 to $0 in 2006.  The decrease is due to the Company purchasing some mineral rights and interests, which are considered to be impaired at December 31, 2005, without a similar occurrence in 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, the Company had an increase in cash of $274,768.  The Company financed its operations through the proceeds from the collection of the stock subscription receivable of $90,000, a loan from a related party of $350,000 and the sale of common stock of $180,000.  The Company offset the cash received by using it in operations of $571,298.

The report of the independent auditors on the Company's financial statements as of December 31, 2006 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating revenues and has an accumulated deficit of ($16,632,318). The Company anticipates that its use of cash will be substantial for the foreseeable future.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

(c) Off Balance Sheet Arrangements.

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this Item.

Link to Table of Contents

ITEM 8.

FINANCIAL STATEMENTS

Our financial statements are contained herein commencing on page F-1, which appears at the end of this annual report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

   CONTROLS AND PROCEDURES.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures and

Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the fiscal year ending December 31, 2006, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and internal controls over financial reporting, as defined in Rules 13a-15(e) and (f) and 15d-15(e) and (f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the fiscal year ending December 31, 2006, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures and internal controls over financial reporting were not effective so as to timely identify, correct and disclose information required to be included in our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.  The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report on internal controls over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Link to Table of Contents

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS
NAME	AGE	POSITION	YEAR FIRST BECAME DIRECTOR

Bradley T. Ray	57	Chief Executive Officer	2005
Stephen D. Chanslor	59	Chief Financial Officer	2005

Bradley T. Ray, 57, became the CEO and Chairman of the Company on April 1, 2005, upon the resignation of our former Chairman and President/CEO, W. Richard Lueck.  Mr. Ray joined the Company on March 1, 2005, as the Executive Vice President, Corporate Development. Mr. Ray was a corporate advisor providing consulting and management services since 1999, which included the formation of TecEnergy Ltd. OTC CGGE in 2001 and Branson Energy Inc. in 2002 and Branson Energy, Texas in 2002.  In 1999, Mr. Ray organized and headed the bidding process for V-99 an offshore oil and gas prospect field in Australia.

Stephen D. Chanslor, 59, joined the Company as its Chief Financial Officer on April 25, 2005. Mr. Chanslor previously worked as an Associate for Resources Connection, in Dallas, from 2003-2004, providing strategies for accounting, finance, internal audits, IT and Human Resources. From 1999-2002, Mr. Chanslor was the Vice President/Corporate Controller for Pillowtex Corporation where he was responsible for all accounting, planning and reporting as well as all SEC reporting and investor relations.

DIRECTORS’ COMPENSATION

We do not pay fees to directors for their attendance at meetings of the board of directors or of committees; however, we may adopt a policy of making such payments in the future. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

DIRECTOR INDEPENDENCE, AUDIT COMMITTEE OF THE BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

None of the members of our Board of Directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission. Our directors were not involved in the formation of our company and have been added to our Board as a result of transactions we have undertaken in fiscal 2005, as in the case of Mr. Ray.  As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage, which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our shareholders and at least one of which who is an “audit committee financial expert” described below.

Link to Table of Contents

Our Board of Directors has also not yet established an Audit Committee, and the functions of the Audit Committee are currently performed by the entire Board of Directors. At such time as we expand our Board of Directors to include independent directors, we intend to establish an Audit Committee of our Board of Directors. We are not currently subject to any law, rule or regulation, however, requiring that all or any portion of our Board of Directors, include “independent”" directors, nor are we required to establish or maintain an Audit Committee of our Board of Directors.  During the year, the Board of Directors voted to create a Board of Directors with seven Board members.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2006, other than indicated below:

Mr. Bradley T. Ray served as our Chairman and single Board member following the resignation of our former Chairman, W. Richard Lueck.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two fiscal years for our Chief Executive Officer and each other executive officer serving as such (the “Named Executive Officers”) whose annual compensation exceeded $100,000.

Awards

Securities

Name

Other

Underlying

and principal

Annual

Stock

Options/

Position

Year

Salary

Compensations

Awards

SARS

Bradley T. Ray

Chief Executive

Officer (3)

2005

$208,000

$0

$0

$0

2006

$250,000

$0

$0

$0

W. Richard

Lueck (1)(2)

2005

$83,250

$0

$0

$0

Link to Table of Contents

(1) Mr. Lueck served as our CEO from 1998 until his resignation May 6, 2005. Effective January 1, 1999, we entered into five-year employment agreement with Mr. Lueck that provided an annual base annual salary of $175,000; on October 1, 2000 our Board of Directors increased Mr. Lueck's annual base salary to $250,000. On March 31, 2001, Mr. Lueck agreed to a reduction in his annual base salary to $175,000. At December 31, 2003 we owed Mr. Lueck $467,228 in accrued but unpaid salary under his employment agreement. In February 2004, we issued him 2,214,492 shares of our common stock valued at $476,116 as payment for $438,069 of accrued but unpaid salary due under the employment agreement and reimbursement for $38,047 of expenses. During fiscal 2006 we continued to accrue Mr. Lueck's his base salary under the terms of the employment agreement. At December 31, 2006 we owed Mr. Lueck $262,503 in accrued but unpaid salary.

(2) In February 2003 Mr. Lueck was granted three-year options to purchase 500,000 shares of common stock with an exercise price of $.15 per share as additional compensation valued at $75,000.  Those options expired in February 2006.

(3) Bradley T. Ray was hired as CEO on March 1, 2005 and therefore had no salary in 2004.  Bradley Ray was entitled to 8,000,000 shares through his consulting agreement, and has assigned 3,166,487common shares to Delmer Gowing, III, and 3,833,333 common shares to Seamus Lagan, which were subsequently issued.  As of December 31, 2006, all of the 8,000,000 shares have been issued per the consulting agreement.

EMPLOYMENT AGREEMENTS

Our previous employment agreement with our former CEO, W. Richard Lueck, expired on December 31, 2004. Effective April 1, 2005, we entered into a five-year employment agreement with Mr. Lueck to serve as our President and CEO. As compensation, he was entitled to an annualized salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. Lueck shall be entitled to participate in medical and other benefit plans we may offer. Under the terms of the agreement we are to provide Mr. Lueck with an automobile and reimburse him for gas, maintenance and insurance expenses, as well as reimbursing him for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. Lueck's death or disability, or for “cause” as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.  Mr. Lueck resigned as the CEO and President in favor of Mr. Ray and will continue to be employed in a non-officer/director to complete his employment obligations.

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

Effective April 1, 2005, we entered into a five-year employment agreement with Mr. Jim McConnell to serve as our Consultant, Corporate Development. As compensation he is paid an annual salary of $250,000 during the term of the agreement; this salary shall automatically increase to $1,000,000 annually at such time as we obtain monthly profits equal or greater than $10,000,000 per year. Mr. McConnell is entitled to participate in medical and other benefit plans we may offer and he is entitled to reimbursement for reasonable out-of-pocket expenses incurred by him in the performance of his duties. The agreement may be terminated in the event of Mr. McConnell's death or disability, or for “cause” as defined in the agreement. The agreement contains customary non-disclosure and non-compete provisions.

Link to Table of Contents

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

Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only our employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

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

Link to Table of Contents

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 2006, there were 68,668,155 shares of our common stock issued and outstanding.  The following table sets forth, as of December 31, 2006, information known to us relating to the beneficial ownership of these shares by:

each person who is the beneficial owner of more than

5% of the outstanding shares of the class of stock;

each director;

each executive officer; and

all executive officers and directors as a group.

The shares of our common stock issued and outstanding at December 31, 2006 excludes shares of our common stock we agreed to issue prior to that date or have issued or agreed to issue after that date as described elsewhere herein.  Unless otherwise indicated, the business address of each person listed is in care of 110 East Atlantic Avenue, Suite 200, Delray Beach, Florida 33444.  We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.  Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from December 31, 2006 upon the exercise of options, warrants, convertible securities or other understandings.  We determine a beneficial

Link to Table of Contents

owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of December 31, 2006 have been exercised or converted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Bradley T. Ray (1)	9,166,667	13.34%

All officers and directors	9,166,667	13.34%

W. Richard Lueck (2)	11,391,992	16.59%

Arthur W. Gottmann, M.D. (3)	17,249,351	25.12%

(1)

As referenced above, we rescinded the Deerfield Enterprises agreement and accordingly, the shares issued but not delivered to Deerfield Enterprises are not included in the above table and have been cancelled.  Obligations under the Deerfield Enterprises agreement have been assigned to White Knight Holdings, LLC, a Florida limited liability company presently controlled by Mr. Ray. As a result of this assignment and subsequent to December 31, 2006, we issued 346,800,000 shares of our common stock to White Knight Holdings, LLC.

(2)

Includes 7,350,000 shares of common stock owned by Honest Tee Control Trust of which Mr. Lueck is the trustee and 140,000 shares of common stock owned by Lucrative Company Trust for which he is the trustee.

(3)

Includes 114,000 shares of common stock owned by IRO Management Trust of which Dr. Gottmann is the trustee.

As of the filing date of this annual report there are 415,391,107 shares of our common stock issued and outstanding.  As referenced in footnote (1) above, we recently issued 346,800,000 million shares to White Knight Holdings, LLC, an entity controlled by our CEO, Bradley T. Ray.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2005, we entered into a two month consulting agreement with Bradley T. Ray under which he was engaged to provide us with introductions to business contacts and advice regarding asset utilization, asset acquisition, and merger or acquisition targets. We paid Mr. Ray $20,000 for his services and agreed to issue him 8,000,000 shares of our common stock at his discretion.  As of this report, Mr. Ray has assigned 600,000 shares of the 8,000,000 shares under his consulting agreement.  As a result of the transactions described below Mr. Ray is now an executive officer and principal shareholder of Geotec, however, at the time we entered into this consulting agreement he was an unaffiliated third party. The consulting agreement has now terminated and as described elsewhere in this annual report in March 2005, we entered into a five-year employment agreement with Mr. Ray.

We previously reported that in February 2005 we had sold 16,500,000 shares (uncertificated) in a private placement to Dr. Arthur Gottmann, for $2.2 Million, and that the Company had received $1.2 million of these funds, with a note for the remainder of the $1.0 Million that was to be paid by the end of 2006.  As of December 31, 2006, the stock subscription receivable balance was $940,000.  Subsequently, it became apparent that portions of the multi-party transaction involving an entity known as Kodiak Productions (“Kodiak”) could not be performed and thus, Dr. Gottmann would not receive the consideration he bargained for in exchange for his capital contributions to Geotec.  Accordingly, we revised the capital transaction with Dr. Gottmann in January 2007 to provide for future issuance of an additional 2,500,000 shares of Geotec common stock to him in exchange for his tender of the remaining balance of the aforementioned stock subscription receivable to the Company.  As of the date of this annual report, the additional 2,500,000 shares of Geotec common stock have not been issued to Dr. Gottmann. All shares were sold in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Link to Table of Contents

On October 4, 2006, the Company entered into an Assignment Agreement with White Knight Holdings, LLC (“White Knight”), a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.  On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight as partial consideration for performance under the aforementioned Assignment Agreement.  On May 15, 2008 we issued the remainder of the 173,400,000 shares to White Knight that were due under the Assignment Agreement.

On December 27, 2005, we entered into an Assignment Agreement with Universal Coal, LLC, a Florida limited liability company controlled by Mr. Ray.  Pursuant to the Assignment Agreement, we sold and assigned our contractual rights to all coal assets in Illinois and other unrefined raw materials in North America in exchange for our receipt of a promissory note from Universal.  Under the terms of the promissory note, Universal will pay us $3.95 per ton for the coal assets.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees that we paid or accrued for the audit and other services provided by Brimmer Burek & Keelan LLP for the 2006 fiscal year and 2005 fiscal year.

Fiscal 2006

Fiscal 2005

-----------

-----------

Audit Fees

$ 98,177

$48,988

Audit-Related Fees

0

0

Tax Fees

0

0

All Other Fees

0

0

--------

-------

Total

$98,177

$48,988

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 and 2006 were pre-approved by the entire Board of Directors.

Link to Table of Contents

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

10.12

Amended and Restated Asset Purchase Agreement (14)

10.13

Amended and Restated Technology Purchase Agreement (14)

10.14

Master Development Agreement with TTI Technologies, Inc. (16)

10.15

Investment Banking Agreement with StoneGate Partners, LLC (17)

10.16

Joint Venture Agreement with GreenCoal, LLC (18)

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

Link to Table of Contents

EX 99-1 Commodity Purchase Agreement

(11)

Incorporated by reference to the Report on Form 8-K as filed on July 27, 2005.

EX 99-1 Asphaltite Analysis

EX 99-2 Share Exchange Agreement

(12)

Incorporated by reference to the Report on Form 8-K as filed on November 9, 2005.

EX 99-7 Technology Purchase Agreement

(13)

Incorporated by reference to the Report on Form 8-K and 8KA as filed on March 9, 2006.

EX 90    Island Sales Limited Purchase Agreement

EX 99    SGS Assay Results

(14)

Incorporated by reference to the Report on Form 8-K as filed on May 15, 2006.

(15)

Incorporated by reference to the Report on Form 8-K and Form 8-KA as filed on November 13 and December 26, 2006, respectively.

(16)

Incorporated by reference to the Report on Form 8-K as filed on April 9, 2008

(17)

Incorporated by reference to the Report on Form 8-K as filed on May 14, 2008

(18)

Incorporated by reference to the Report on Form 8-K as filed on June 11, 2008

*

Filed herewith

Our financial statements and footnotes to financial statements appear on pages F-1 through F-18 below.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

Signature

Title

September 12, 2008

/s/: Bradley T. Ray

Chairman of the Board,

Bradley T. Ray

Chief Executive Officer

September 12, 2008

/s/: Stephen D. Chanslor

Chief Financial Officer

Stephen D. Chanslor

Link to Table of Contents

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets For the Years Ended

December 31, 2006 and 2005

F-2

Statements of Operations For the Years Ended

December 31, 2006 and 2005

F-3

Statements of Cash Flows For the Years Ended

December 31, 2006 and 2005

F-4

Statement of Stockholders’ Deficit For the Years Ended

December 31, 2006 and 2005

F-5

Notes to Financial Statements

F-6 - F-18

Link to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Geotec, Inc.

We have audited the accompanying balance sheets of Geotec, Inc. as of December 31, 2006 and 2005 and the related statement of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geotec, Inc. as of December 31, 2006 and 2005 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $1,621,897 for the year ended December 31, 2006 and had a working capital deficit of $2,558,365 as of December 31, 2006. The Company had no revenue producing activities for the year then ended and there are no assurances that they will be able to obtain sufficient financing, if required.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP
Tampa, Florida

September 8, 2008

Link to Table of Contents

GEOTEC, INC.

BALANCE SHEETS
AS OF DECEMBER 31, 2006 and 2005

	2006	2005

CURRENT ASSETS:
Cash	$277,381	$2,613
Prepaid expenses and deposits	8,296	6,500
TOTAL CURRENT ASSETS	285,677	9,113

Property and Equipment, net of accumulated depreciation of $4,666 and $2,061, respectively	8,351	10,956

TOTAL ASSETS	$294,028	$20,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$311,063	$119,782
Accrued salary	1,518,788	1,982,669
Accrued payroll taxes and related expenses	247,768
Accrued interest	40,544	25,297
Accrued interest, related party	1,529	-
Accrued expenses	26,313	16,217
Note payable	121,971	121,971
Loan payable, related party	350,000	-
Due to related party	226,066	-
TOTAL CURRENT LIABILITES	2,844,042	2,265,936

Contingencies	-	-

STOCKHOLDERS' DEFICIT:

Preferred stock; $.001; 10,000,000 shares authorized
20,000 and 0 shares issued and outstanding, respectively	20	20
Common stock, $.001 par value, 1,000,000,000 shares
authorized; 68,668,155 and 57,740,058 shares issued and outstanding, respectively	68,669	57,741
Additional paid-in capital	14,953,615	13,736,793
Stock subscription receivable	(940,000)	(1,030,000)
Accumulated deficit	(16,632,318)	(15,010,421)
TOTAL STOCKHOLDERS' DEFICIT	(2,550,014)	(2,245,867)

TOTAL LIABILITIES AND STOCKHOLERS' DEFICIT	$294,028	$20,069

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

GEOTEC, INC. STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$214,443	$225,663
Professional fees	281,560	182,723
Compensation expense	1,115,794	2,042,413
Bad debts	-	586,091
Travel and entertainment expense	58,766	36,230
	1,670,563	3,073,120

OTHER INCOME AND (EXPENSE)
Interest income (expense), net	(26,644)	(15,719)
Impairment of intangible asset	-	(3,150,000)
Impairment of asset rights and interests	-	(612,500)
Other income (expense)	75,310	-
Loss on disposal	-	(26,786)
Total other income and (expense)	48,666	(3,805,005)

NET LOSS	$(1,621,897)	$(6,878,125)

NET LOSS PER SHARE	$(0.03)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	64,304,803	52,628,839

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

GEOTEC, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(1,621,897)	$(6,878,125)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	2,605	5,275
Loss on disposal of fixed asset	-	26,786
Gain on return of settlement common stock	(65,000)	-
Bad debt expense	-	586,091
Stock issued for services	-	120,167
Stock issued for compensation	176,750	124,667
Stock issued for settlement	-	65,000
Fair value of warrants issued for settlement	-	120,646
Impairment of property	-	612,500
Impairment of intangible asset	-	3,150,000
Changes in assets and liabilities:
Increase in other receivables	-	(14,350)
Decrease in prepaid expenses and deposits	(1,796)	10,379
Increase in accounts payable and accrued expenses	938,040	1,586,926

NET CASH USED IN OPERATING ACTIVITIES	(571,298)	(484,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	-	(571,741)
Purchase of fixed assets	-	(43,017)

NET CASH USED BY INVESTING ACTIVITIES	-	(614,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	226,066	-
Proceeds from issuance of loan payable, related party	350,000	-
Proceeds from sale of common stock	270,000	970,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	846,066	970,000
NET INCREASE (DECREASE) IN CASH	274,768	(128,796)
CASH, beginning of year	2,613	131,409
CASH, end of year	$277,381	$2,613

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$9,738	$-
Cash paid for income taxes	$-	$-
Conversion of accrued salary and accounts payable to common stock	$170,000	$-
Stock subscription receivable	$-	$1,030,000
Reclassification of shareholder advance to stock
subscription receivable	$-	$200,000

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

GEOTEC, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
					Additional	Stock
	Preferred Stock		Common Stock		Paid-in	Subscription	Shareholder	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Advances	Deficit	Total

Balance at December 31, 2004, restated	-	-	37,556,723	$37,557	$7,260,017	$ -	$ 200,000	$ (8,132,296)	(634,722)

Stock issued under a stock subscription agreement	-	-	16,500,000	16,500	2,183,500	(1,030,000)	(200,000)	-	970,000
Stock issued for services	-	-	1,416,667	1,417	117,750	-	-	-	119,167
Stock issued for compensation	-	-	1,466,668	1,467	189,200	-	-	-	190,667
Stock issued under the employee stock option plan	-	-	800,000	800	103,200	-	-	-	104,000
Stock issued to acquire an intangible asset	10,000	10	-	-	3,149,990	-	-	-	3,150,000
Stock issued for mineral resource assets	10,000	10	-	-	612,490	-	-	-	612,500
Issuance of stock options	-	-	-	-	120,646	-	-	-	120,646

Net loss	-	-	-	-	-	-	-	(6,878,125)	(6,878,125)
								-
Balance at December 31, 2005	20,000	20	57,740,058	57,741	13,736,793	(1,030,000)	-	(15,010,421)	(2,245,867)

Payments received for stock subscription receivable	-	-	-	-	-	90,000	-	-	90,000
Stock issued for compensation	-	-	2,156,667	2,157	174,593	-	-	-	176,750
Stock issued under the employee stock option plan	-	-	7,200,000	7,200	928,800	-	-	-	936,000
Stock issued for cash	-	-	2,571,430	2,571	177,429	-	-	-	180,000
Cancellation of common stock issued for a settlement	-	-	(1,000,000)	(1,000)	(64,000)	-	-	-	(65,000)

Net loss	-	-	-	-	-	-	-	(1,621,897)	(1,621,897)
Balance at December 31, 2006	20,000	$20	68,668,155	$68,669	$14,953,615	$(940,000)	-	$(16,632,318)	(2,550,014)

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the

Years Ended December 31, 2006 and 2005

1.  BACKGROUND INFORMATION

Geotec Thermal Generators, Inc. (“Geotec” or the “Company”) was incorporated on February 2, 1998, in the state of Florida.

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

2.  GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $571,000 of cash in operations for the year ended December 31, 2006. The Company recorded net losses from continuing operations of $1,621,897 and $6,878,125 for the years ended December 31, 2006 and 2005, respectively. Current liabilities exceed current assets by $2,558,365 at December 31, 2006.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

The Company anticipates the payment of $940,000 stock subscription receivable and related party loans to fund its operations for the ensuing year.

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

Property and Equipment

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

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

Impairment of Assets

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At December 31, 2005, the Company concluded that the asset and mineral rights acquired for $612,500 and the intangible asset acquired for $3,150,000 were impaired and recorded a loss in the statement of operations.  There were no impairment losses during the year ended December 31, 2006.

Stock-Based Compensation

In April 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R – Share-based Payments (“FAS 123R”) replacing Accounting for Stock-Based Compensation (“FAS 123”), which are similar and require the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options).  The adoption of SFAS 123R had no significant impact on the Company’s results of operations.

During the year ended December 31, 2004, the Board of Directors approved a Company stock option plan.  The plan allows for the Board to award (1) stock options (2) stock appreciation rights (3) restricted stock (4) deferred stock (5) stock reload options and/or other stock based awards.  The price, if any, to be paid by the recipient of the award shall be determined by the Board.  During the year ended December 31, 2006, no stock or options were awarded from this plan.  During the year ended December 31, 2005, the Company granted free trading common stock to various employees.  These shares were awarded at no cost to the employees and were valued at the stock closing price on the date of grant, ranging from $0.13 to $0.90 per share.  The Company recognized a total of approximately $0 and $257,000 for these shares for the years ended December 31, 2006 and 2005, respectively.

The Board has the authority to award shares from the plan to select officers, employees, directors and consultants of the Company.  During the years ended December 31, 2006 and 2005, the Board granted free trading common stock to officers, employees and consultants.  The stock was valued at the fair value of the services to be provided, which equated to the valuation of the stock at the stock closing price on the date of

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

issue.  The Company recognized a total of $176,750 and $119,167 for these shares during the years ended December 31, 2006 and 2005, respectively.

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

Revenue Recognition

The Company recognizes revenue for the sale of processed coal when all necessary permits and legal title are obtained, processing of the coal has occurred and sale of the coal to third parties is made and collection is assured.  The Company has not recognized any sales of processed or unprocessed coal during 2006 and 2005.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value.  Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on a instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4.

EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  The diluted weighted average number of shares was 71,068,155 and 61,397,116 for the years ended December 31, 2006 and 2005, respectively.

Common stock equivalents for the years ended December 31, 2006 and 2005 were anti-dilutive due to the net losses sustained by the Company during these periods.

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 consist of:

	2006	2005

Office furniture and equipment	$13,017	$ 13, 017
Less accumulated depreciation	(4,666)	(2,061)
	$8,351	$10,956

Depreciation expense for the years ended December 31, 2006 and 2005 was $2,605 and $5,275, respectively.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

6.  NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company owes a total of $121,971 to an Investment Trust based in Bermuda.  The notes bear interest at 12.5% per annum and are payable upon demand.

The Company owes a related party $350,000 on a loan that occurred at year-end 2006.  The loan was subsequently used for funding equipment leases in 2007 to facilitate the building and operation of a scaled production coal bio-refinery.  The loan is unsecured, non-interest bearing and due on demand. Each of the equipment leases has subsequently expired and the equipment has been returned to the leasing companies.

The due to related party account of $226,066 is made up of advances from a stockholder to assist the Company with its financial obligations.  These advances are non-interest bearing, unsecured and due on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

7.  COMMITMENTS AND CONTINGENCIES

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

During the year ended December 31, 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

8.  CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 100 shares of common stock. No payment of dividends or other distribution is authorized.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

9.  STOCK OPTIONS AND WARRANTS GRANTED FOR SERVICES

The Company has issued stock options at the discretion of the Board to various employees and service providers.  The stock options have been accounted for at fair value as an expense at the date of grant.  Stock option and warrant transactions during the years ended December 31, 2006 and 2005 were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Options outstanding, December 31, 2004	1,073,260	$0.15
Granted	2,000,000	0.85
Exercised	0	0.00
Expired, forfeited	0	0.00

Options outstanding, December 31, 2005	3,073,260	0.15
Granted	7,200,000	0.00
Exercised	(7,200,000)	0.00
Expired, forfeited	(3,073,260)	0.15

Options outstanding, December 31, 2006	0	$0.00

The following table summarizes information about options outstanding and exercisable as of December 31, 2005.  There were no outstanding options as of December 31, 2006.

	Outstanding Options As of December 31, 2005			Exercisable Options As of December 31, 2005
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.15 - $0.16	1,000,000	1 year	$0.15	1 year	1,000,000	$0.15
$0.68	73,260	1 year	$0.68	1 year	73,260	$0.68
$0.85	2,000,000	5 years	$0.85	5 years	2,000,000	$0.85

During the year ended December 31, 2005, the Company granted 2,000,000 stock options.  These options were valued using the Black-Scholes option pricing model utilizing a volatility of 166.27%, risk free interest rate of 4.43%, 0% dividend yield, five year life and an exercise price of $0.85.  Total expense of $120,646 was recognized related to these options.

10.

STOCK SUBSCRIPTION RECEIVABLE

In February 2005, the Company entered into an agreement with an existing shareholder, who agreed to invest $2,200,000 to purchase 16.5 million shares of our common stock.  As of December 31, 2006, the Company had received $1,260,000 with the remaining balance recorded as a stock subscription receivable of $940,000.  During the

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

year ended December 31, 2005, as part of the agreement, the $200,000 shareholder advance was reclassified and applied toward the total $2,200,000 to be received.

11.

 INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $5.7 million. The loss carry forwards expire beginning in 2015. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit. The valuation allowance increased by approximately $640,000 as of December 31, 2006.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$1,935,300
Valuation allowance	(1,935,300)
$0

	2006	2005
Statutory benefit	$(551,400)	$(2,200,000)
Permanent differences	195,900	1,200,000
State tax benefit, net of federal effect	(284,600)	(390,000)
Increase in deferred income tax valuation allowance	640,100	1,390,000
	$0	$0

12.

LEGAL MATTERS

In January, 2007, Susan Norris (“SNorris”) filed a complaint against Geotec, Florida Atlantic Stock Transfer, Inc., Bradley Ray and William Richard Lueck, in the 15th Circuit Court, Palm Beach County, Florida, Case No: 50 2007 CA 001040XXXXAH, seeking damages in an amount in excess of $15,000 for failing to convey 172,000,000 shares of Geotec stock to Deerfield Enterprises, Inc. (“Enterprise”), alleging, among other things, that Enterprise transferred 700,000 tons of coal to Geotec.  In their answer, Defendants allege that Plaintiffs never transferred or caused to be transferred 700,000 tons of coal, or any other amount of coal, to Geotec, and that the Plaintiffs cannot prevail based on that fact alone.  Essentially, Geotec contends that neither SNorris, nor any person or entity acting on her behalf has ever tendered any consideration to Geotec for the 172,000,000 shares of its common stock that are the subject matter of the civil action.

SNorris also included Enterprise as a plaintiff in the lawsuit.  Enterprise shareholders holding a majority of the issued and outstanding shares of such company have executed and delivered a document to SNorris’ counsel advising that he and his law firm have no authority to represent Enterprise and demanding the law firm’s withdrawal from representation of Enterprise in the lawsuit.  The parties are presently engaged in discovery.  Geotec intends to vigorously defend the claims asserted against it.

In April, 2007, Louis Baruch, Gerald Baruch and Michael DeBella filed a nine-count complaint against Richcorp, Inc. (“Richcorp”), William Richardson, Geotec, W. Richard Lueck, and Bradley Ray in the 15th Circuit Court for Palm Beach County, Florida, Case No: 50 2007 CA 006324XXXXMB, seeking damages in an amount in excess of

$15,000 for failing to convey 25% of the stock of Richcorp. Richcorp is a party to certain agreements with Geotec, as previously reported in Geotec’s public filings. Plaintiffs allege, among other things, that a contract that they drafted granted them rights to the stock for their “successful introduction” of several entities to Richcorp.  All defendants in the case have now answered the complaint and have denied liability.  Discovery will ensue over the next several months. We believe that the claim has little, if any, merit and we intend to vigorously defend the claim asserted by plaintiffs.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

In 2007, Company vendor, Del Tank & Filtration Systems, Inc. commenced a civil action for breach of contract against the Company in the matter styled: Del Tank & Filtration Systems, Inc., a Division of Del Corporation v.

Geotec, Inc., No. 2007-6616 (Dist. Ct. Lafayette Parish, La.).  Although the Company has received correspondence from counsel for the plaintiff, the Company does not believe that it has ever been properly served with process regarding the civil action.  On March 15, 2008, the district court entered a default judgment against the Company in the amount of $175,159.33, plus additional per diem rental sums.  As of March 26, 2008, plaintiff contended that the amount due and owing on the judgment was $346,558.19.  The Company intends to contest the entry of the judgment for insufficient service of process.

On November 1, 2007, the Miami, Florida Southeast Regional Office of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) sent letters to the Company, its Chief Financial Officer, Stephen Chanslor (“Chanslor”), Chief Executive Officer, Bradley T. Ray (“Ray”) and former Company executive, W. Richard Lueck, indicating that as a result of its informal investigation styled “Geotec Thermal Generators, Inc., (FL-3157), that the staff of the Miami Regional Office would recommend enforcement action against the Company and the aforementioned individuals.  The SEC letter to the Company alleges violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The Commission Staff further alleges that Mr. Ray aided and abetted Geotec’s violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Commission staff advised Geotec’s counsel that the allegations emanate from the Company’s Form 10-KSB for the period ending December 31, 2004 and Forms 10-QSB for the periods ending March 31, 2005 and September 30, 2005, respectively, as filed with the Commission via the EDGAR system.  The Commission staff further advised that they intended to seek officer and director bars in any enforcement action.

The letters invited the Company, Messrs. Chanslor, Lueck and Ray to submit written statements regarding the staff’s allegations.  These written statements are generally referred to as “Wells Committee Submissions”.  The Company and management have retained legal counsel who made Wells submissions on their respective behalves in December 2007, responding to the staff’s allegations.  Among the allegations made by the Commission staff are that the Company filed its Forms 10-QSB for the periods ending March 31, 2005 and September 30, 2005 without independent auditors’ review (its previous auditors resigned in April 2005 after filing of the 2004 Form 10-KSB) and, that the Company misrepresented the status of Mr. Chanslor as a licensed certified public accountant, when his license in the State of Texas was not active due to unfulfilled professional continuing education requirements.  The Company has taken the remedial action of having the aforementioned Forms 10-QSB reviewed by their current independent auditors in connection with filing of the Company’s Form 10-KSB for the period ending December 31, 2005 and the 2005 quarterly periods were restated as a part of the 2006 quarterly Form 10-QSB filings, as filed with the Securities and Exchange Commission.  The Company also has referenced in the Wells Submission that former management of Geotec was responsible for filing of the Form 10-KSB for 2004 that is the subject of the Commission staff’s allegations.  Furthermore, the Company has advised that current Chief Executive Officer, Bradley Ray, suffered a heart attack shortly after accepting his management position with the Company and soon thereafter underwent open-heart surgery and was under doctor's care for the remainder of calendar year 2005.  The Company disputes the remaining allegations made by the Commission staff but is prepared to continue to cooperate with the Commission in an effort to resolve the matter.  Any litigation the SEC may initiate against either the Company or Mr. Ray or both may have adverse effects on the Company’s future prospects and activities.

13. CONTRACTS AND RELATED PARTY TRANSACTIONS

In December 2004 and January 2005 the Company entered into an agreement to purchase Kodiak Productions LLC.  However, during 2005, that agreement was rescinded, and any aspects of the Kodiak agreement as to Dr. Art Gottmann (a significant stockholder in the Company) have also been rescinded, by mutual agreement between the parties.  During December 2005, the Company awarded an individual 1,000,000 shares of the Company’s common stock valued at $65,000 and 2,000,000 options to purchase the Company’s common stock valued at $120,646 as a

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

settlement penalty for cancellation of the purchase agreement.  These amounts have been recorded as an expense to the Company during the year ended December 31, 2005.  During the year ended December 31, 2006, the individual did not adhere to the terms of the settlement penalty and therefore cancelled the common stock and options and reversed the $65,000 settlement expense recorded in the prior year.

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

In February 2005, the Company entered into a series of agreements, commitments and understandings with Deerfield Enterprises, Inc. (a related party) pursuant to which the Company acquired the rights to unprocessed coal located in Cuba, Illinois in exchange for shares of the Company’s common stock.  During 2005, the agreements were rescinded due to non compliance by the selling party.  Deerfield Enterprises is principally owned by a group of individuals that includes Bradley Ray, Chief Executive Officer of the Company.  Mr. Ray also is an officer of Deerfield Enterprises.

On March 14, 2005, the Company executed a Stock/Commodity Exchange Agreement with Consolidated Resources Group, Inc. Pursuant to the agreement; the Company acquired 3,000,000 tons of unprocessed coal in Illinois from Consolidated in exchange for 21,000,000 shares of our common stock.  As of December 31, 2005, this agreement has been rescinded.

During March 2005, the Company executed a share exchange agreement with Consolidated Resources Group, Inc. (CRG) to purchase a majority voting interest of the issued and outstanding common and preferred stock of CRG in exchange for preferred stock of the Company.  As of December 31, 2005, this agreement has been rescinded.

During June 2005, the Company entered into a Commodity Purchase Agreement with a third party to sell between 2 million to 6 million tons of processed coal over the next three years.  As of December 31, 2006, the Company has not completed any sales of coal to the third parties.

During July 2005, the Company entered into a share exchange agreement with RichCorp, Inc., (a related party), to acquire 100% of RichCorp in exchange for 10,000 shares of the Company’s preferred stock.  As of December 31, 2005, the agreement was rescinded.

During August 2005, as verified and restated in May 2006, the Company entered into an agreement with RichCorp, Inc. (“RichCorp”) to purchase rights and interest’s to various quantities of coal (owned by RichCorp) in Argentina and all future rights to quantities of coal (to be obtained by RichCorp) throughout South America in exchange for 10,000 shares of the Company’s convertible preferred stock with conversion exchange dates of November 2006, 2007 and 2008.  The convertible preferred stock can be converted ratably over the next three years into a minimum of 3.5 million up to 21 million shares of common stock as determined by RichCorp obtaining certain profits between $20 million and $40 million per year as calculated by earnings before interest, taxes, depreciation and amortization (EBITDA).  The Company has valued these rights at the fair value of the minimum converted underlying common stock on the date of the transaction, however, at December 31, 2005, this amount is considered impaired and the Company has recognized an impairment loss of the entire amount of $612,500.

During November 2005, as amended in May 2006, the Company entered into an agreement with RichCorp to acquire all of the rights to an enzyme/protein proprietary technology in exchange for 10,000 shares of the Company’s convertible preferred stock with conversion exchange dates of November 2006, 2007 and 2008.  The convertible preferred stock can be converted ratably over the next three years into a minimum of 3.5 million up to 21 million shares of common stock as determined by RichCorp obtaining certain profits between $20 million and $40

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

million per year as calculated by earnings before interest, taxes, depreciation and amortization (EBITDA).  The Company has valued this technology at the fair value of the minimum converted underlying common stock on the date of the transaction, however, at December 31, 2005, this amount is considered impaired and the Company has recognized an impairment loss of the entire amount of $3,150,000.

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

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

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

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina.  Beginning in January 2006, the Company is obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month.  We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005.  Accordingly, we now have ownership rights to seven (7) asphaltite mines.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina.  As of December 31, 2006, the Company was delinquent in these month payments and had accrued expenses of $13,000.

During September 2005, the Company entered into an agreement with Urban Television Network Corporation (URBT) to process and sell 200,000 tons of refined coal in the open market and remit the net proceeds of the sale, up to $4.6 million to URBT, in exchange for $4.6 million worth of URBT’s convertible preferred stock.  Under the contract, URBT is to provide financing for the costs of processing the coal that is subject to the contract.  As of December 31, 2006, URBT has not provided those funds to the Company and therefore, no processing of coal has taken place.  Therefore, the sale of the coal under the contract has not been recognized in the financial statements as of December 31, 2006.

In December 2005, the Company entered into a ten year agreement with Ecotec (a related party) to acquire, process and refine coal at price of $18 per ton less than the prevailing market price.  As of December 31, 2006, no coal processing has taken place under this agreement.  Ecotec is owned and managed by Bradley Ray, the CEO of the Company.

During December 2005, the Company entered into an agreement with Stone Mountain Mining & Development to acquire, process and sell Pennsylvania coal in a joint venture basis, which was subsequently rescinded.  The Company has made alternative arrangements to procure laid up coal in Pennsylvania and has an undetermined obligation for termination fees to Stone Mountain Mining & Development.  As of December 31, 2006, the Company has not determined the amount, if any, of termination fees owed to Stone Mountain Mining & Development.

During December 2005, the Company entered into an agreement with Universal Coal, LLC, (Universal) (a related party) to assign all rights, title and interest in unrefined, mined and laid up coal located in Illinois and Pennsylvania in exchange for $3.95 per ton to be paid upon the process and sale of the coal to a third party.  As of December 31, 2006, the processing and sale of the coal has not taken place, nor have permits been obtained and therefore, the

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

Company has not recorded any revenue related to this agreement.  Universal is owned and managed by Bradley Ray and other officers of the Company.

During March 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, the Company has not completed any sales of coal to Island Sales Limited.

14.

SUBSEQUENT EVENTS

On October 4, 2006, the Company entered into an Assignment Agreement with White Knight Holdings, LLC (“White Knight”), a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.  On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight as partial consideration for performance under the aforementioned Assignment Agreement.  On May 15, 2008 we issued the remainder of the 173,400,000 shares to White Knight that were due under the Assignment Agreement.

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

On April 8, 2008, the Company entered into a Master Development Agreement (the “Agreement”) with TTI Technologies, Inc. (“TTI”) of Omaha, Nebraska (jointly referred to as the “Parties”), regarding further development of the Company’s proprietary enzyme/protein technology (the “Technology”).  The Agreement is for a term of ten (10) years and contemplates two separate scenarios involving the construction and operation of facilities.  For a period of 12 months following the date of the Agreement, regarding projects identified and proposed by the Company, TTI will advise and assist the Company in the further development of the process and in the procurement and construction of the initial equipment for a commercial scale facility.  The Company has granted a right of first refusal to TTI or one of its affiliates (which may be exercised after the initial 12-month term of this Agreement) to render certain management, administrative, operational and support services in connection with the operation of each facility controlled by the Company.

The Company has granted TTI the right to establish at one or more locations selected and acquired by TTI, up to ten (10) projects utilizing the Company’s proprietary Technology and the Process.  Under this scenario, the Company will be paid its production costs for the Technology plus one dollar ($1.00) per ton of saleable product generated from the process.  Additionally, the Company will receive a portion of the net revenues derived from the TTI projects.

On May 9, 2008, the Company entered into an investment banking agreement (the “Agreement”) with StoneGate Partners, LLC (“StoneGate”), a broker-dealer based in Boston, Massachusetts.  StoneGate has agreed to serve as the exclusive placement agent for the Company in connection with capital raising activities to finance the Company’s operations, including projects involving the proprietary protein/enzyme product.

StoneGate also has agreed to act as the lead investment banker for up to 10 projects with Geotec involving the construction and operation of hydrocarbon bio-refinery facilities designed to generate tax credits under Section 45 of the Internal Revenue Code.  The Company estimates that the startup costs for each bio-refinery facility will be approximately $10,000,000.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2006 and 2005

(continued)

As part of the transaction, StoneGate will be entitled to receive a cash fee equal to 7% of the aggregate consideration received by Geotec or by the Project, plus a cash fee equal to 1% of the aggregate consideration for StoneGate’s estimated expenses associated with such transaction.  In the event StoneGate is not able to raise the requisite capital or organize a syndicate of investment banks or broker-dealers for a transaction within 180 days of the date of a subject engagement, Geotec shall be permitted to engage one or more investment banks directly to raise such capital; provided that StoneGate shall be entitled to a fee equal to the greater of: (i) one percent (1%) of the aggregate consideration received by Geotec or by the Project in connection with the transaction and (ii) the maximum amount permitted by applicable law; provided further that StoneGate shall serve as the syndicate director for such transaction.

Also, Geotec and StoneGate agree that for each project for which StoneGate raises capital, Geotec and StoneGate or its nominees shall share pari passu Geotec’s interest in such project on a 50/50 basis.

Finally, the Company has issued a warrant (the “Warrant”) to StoneGate for the purchase of up to $25,000,000 worth of Geotec’s restricted common stock.  The Warrant is for a period of 10 years and identifies various strike prices at which conversion rights may be exercised.

As of the date of this annual report, we have not commenced the construction or operation of any hydrocarbon bio-refinery facility pursuant to our agreement with StoneGate and have not received any funding of any type from such entity.

On June 6, 2008 we executed an agreement with GreenCoal, LLC (“GreenCoal”) of Lewistown, Illinois, to enter into a joint business venture to facilitate the acquisition of coal sites and initiate a bio-refining process for the sale of coal hydrocarbons located in Illinois, Indiana and Kentucky, as well as other sites to be determined.  The joint venture agreement provides, among other things, that the Company’s proprietary enzyme/protein technology will be applied to one or more sites identified by GreenCoal, LLC through bio-refinery units owned by Ecotec Coal, LLC (related party).  Each Ecotec facility will be comprised of bio-refinery units for the generation of revenues through the sale of bio-refined coal and the production of tax credits by reducing sulfur and nitrogen oxides and heavy metals pursuant to Section 45 of the Internal Revenue Code.  As of the date of this annual report, we have not commenced operations at any hydrocarbon bio-refinery facility in furtherance of our agreement with GreenCoal.

During 2008, the Company entered into a Commodity Purchase Agreement with TecEnergy to acquire up to 100,000,000 tons of mined coal controlled by TecEnergy. The Company intends to serve as a vendor of the enzyme/protein technology and sell the enzyme/protein product to TecEnergy, Ecotec (related party) and possibly other entities for use in processing waste coal.  As of the date of this filing, the Company has not sold any products to the above identified vendors.