Form 10-Q
period 2007-03-31
GEOTEC, INC.
filed 2009-01-20
CIK 1087717

Link to Table of Contents

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (__) Yes (x) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)

Accelerated filer (__)

Non-accelerated filer (__)

Smaller reporting company (x)

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( x )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 31, 2007 was 225,568,155.

Link to Table of Contents

CERTAIN CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to raise capital, integrate our acquisitions, obtain and retain customers, to provide our products and services at competitive rates, execute our business strategy in a very competitive environment, our degree of financial leverage, risks associated with our acquiring and integrating companies into our own, risks related to market acceptance and demand for our services, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review this Form 10-Q in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

When used in this Quarterly Report, the terms the “Company,” “Geotec,” “we”, “our”, and “us” refers to Geotec, Inc., a Florida corporation.

Link to Table of Contents

Link to Table of Contents

Part I.  Financial Information

Item 1.  Financial Statements.

GEOTEC, INC.
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$52,386	$277,381
Prepaid expenses and other assets	8,020	8,296
TOTAL CURRENT ASSETS	60,406	285,677

Property and Equipment, net of accumulated depreciation of $5,316 and $4,666, respectively	7,701	8,351
TOTAL ASSETS	$68,107	$294,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable	$121,971	$121,971
Loan payable, related party	410,000	350,000
Accounts payable, including related party of $7,926 and $8,187, respectively	339,054	324,376
Accrued salary	1,631,201	1,518,788
Accrued payroll taxes and related expenses	326,841	247,768
Accrued interest	44,355	40,544
Accrued interest, related party	1,529	1,529
Accrued expenses	19,000	13,000
Due to related party	237,738	226,066
TOTAL CURRENT LIABILITES	3,131,689	2,844,042

Contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock; $.001; 10,000,000 shares authorized
20,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	20	20
Common stock, $.001 par value, 1,000,000,000 shares
authorized; 225,568,155 and 68,668,155 shares issued and outstanding, respectively	225,569	68,669
Common stock payable	13,471,000	-
Additional paid-in capital	23,867,715	14,953,615
Stock subscription receivable	(23,482,000)	(940,000)
Accumulated deficit	(17,145,886)	(16,632,318)
TOTAL STOCKHOLDERS' DEFICIT	(3,063,582)	(2,550,014)

TOTAL LIABILITIES AND STOCKHOLERS' DEFICIT	$68,107	$294,028

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

GEOTEC, INC. STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)

	2007	2006

OPERATING COSTS AND EXPENSES:

General and administrative expenses	$69,111	$29,668
Professional fees	109,395	60,443
Compensation expense	300,812	253,250
Travel and entertainment expense	23,538	21,448
	502,856	364,809

OTHER INCOME AND (EXPENSE)
Interest income (expense), net	(10,564)	(3,812)
Other income (expense)	(148)	(1,963)
Total other income and (expense)	(10,712)	(5,775)

NET LOSS	$(513,568)	$(370,584)

NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	171,524,822	59,183,808

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

GEOTEC, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(unaudited)
	2007	2006

OPERATING ACTIVITIES:
Net loss	$(513,568)	$(370,584)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation	650	651
Stock issued for compensation	-	6,750
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	276	(6,469)
Increase in accounts payable and accrued expenses	20,678	265,536
Increase in salary, payroll taxes and related expenses	191,486	-
Increase in accrued interest	3,811	-

NET CASH USED IN OPERATING ACTIVITIES	(296,667)	(104,116)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	20,000	-
Decrease in due to related party	(8,328)
Proceeds from issuance of loan payable, related party	60,000	76,503
Proceeds from sale of common stock	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	71,672	101,503
NET DECREASE IN CASH	(224,995)	(2,613)
CASH, beginning of year	277,381	2,613
CASH, end of year	$52,386	$-

Supplemental disclosure of cash flow information and noncash financing activities:
Cash paid for interest	$6,753	$-
Cash paid for income taxes	$-	$-
Conversion of accrued salary and accounts payable to common stock	$-	$135,000
Stock issued for salary	$-	$6,750
Stock issued for accrued compensation	$-	$398,630
Stock issued for subscription receivable	$11,271,000	$-
Stock payable issued for subscription receivable	$11,271,000	$-
Stock payable to a shareholder	$2,200,000	$-

The Accompanying Notes are an Integral part of These Financial Statements

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

1.  BACKGROUND INFORMATION

Geotec, Inc. (“Geotec” or the “Company”) was incorporated on February 2, 1998, in the state of Florida.

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

2.  FINANCIAL STATEMENTS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2007 and 2006, (b) the financial position at March 31, 2007 and December 31, 2006 (c) cash flows for the three month periods ended March 31, 2007 and 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2006. The results of operations for the three month periods ended March 31, 2007 are not necessarily indicative of those to be expected for the entire year.

3.  SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the accompanying December 31, 2006 balance sheet to conform to the March 31, 2007 presentation. Such reclassifications had no impact on the total assets liabilities or equity, as previously reported.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits an entity to measure certain financial assets and financial liabilities at fair value.  Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards.  Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company has adopted SFAS 159 effective January 1, 2008 and it did not have a material impact on the financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R has not had a material effect on the Company’s financial position, results of operations or cash flows.

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

4.  GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $297,000 of cash in operations for the three months ended March 31, 2007.  The Company recorded a net loss from continuing operations of $513,568 for the three months ended March 31, 2007. Current liabilities exceed current assets by $3,071,283 at March 31, 2007.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and begin sale of processed coal.

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

5.   EARNINGS PER SHARE

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year.  The diluted weighted average number of shares was 238,033,157 and 71,068,155 for the three months ended March 31, 2007 and 2006, respectively.

Common stock equivalents for the three months ended March 31, 2007 and 2006 were anti-dilutive due to the net losses sustained by the Company during these periods.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

6.  NOTES PAYABLE AND RELATED PARTY PAYABLES

The Company owes a total of $121,971 to an Investment Trust based in Bermuda.  The notes bear interest at 12.5% per annum and are payable upon demand.

The Company owes a related party $410,000 on a loan that occurred at year-end 2006, with an additional loan amount in the first quarter of 2007.  The loan was for funding equipment leases to facilitate the building and operation of a scaled production coal bio-refinery.  The loan is unsecured, non-interest bearing and due on demand. Each of the equipment leases has subsequently expired and the equipment has been returned to the leasing companies.

The due to related party account of $237,738 is made up of advances from a stockholder to assist the Company with its financial obligations.  These advances bear interest at variable interest rates, which was 7% at March 31, 2007, are unsecured and due on demand.

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

During the year ended December 31, 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, we have not been able to process and deliver this amount or any amount of coal and therefore have terminated this agreement.

During the three months ended March 31, 2005, the Company executed a Custodial and Shareholders Agreement, which was filed with the Securities and Exchange Commission, which required all shares issued to several shareholders be subject to a five year lock up agreement, which would expire in February 2010.  In January 2007, the Company approved an Addendum to this agreement which released a total of 24,000,000 shares of common stock issued to shareholders Art Gottman and W. Richard Lueck or Honest Tee Trust, from the five year lock up requirement.

8.  STOCK SUBSCRIPTION RECEIVABLE

In February 2005, the Company entered into an agreement with an existing shareholder, who agreed to invest $2,200,000 to purchase 16.5 million shares of our common stock.  As of December 31, 2006, the Company had received $1,260,000 with the remaining balance recorded as a stock subscription receivable of $940,000.  During the year ended December 31, 2005, as part of the agreement, the $200,000 shareholder advance was reclassified and applied toward the total $2,200,000 to be received.  During the three months ended March 31, 2007, the Company cancelled the 16.5 million shares of common stock and recorded a common stock payable for the original $2,200,000 as part of the rescinded Deerfield agreements.  As part of the agreement for cancelling the original 16.5 million shares of common stock, the Company agreed to reissue 16.5 million shares of common stock and an additional 2.5 million shares of common stock upon receipt of the remaining $940,000 stock subscription receivable.  As of the date of this filing, the shareholder has received the 16.5 million shares of common stock, but the 2.5 million shares of common stock remain unissued until the full $940,000 stock receivable has been received.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

On October 4, 2006, the Company entered into an Assignment Agreement with White Knight Holdings, LLC (“White Knight”), a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.  On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight valued at $11,271,000 as partial consideration for performance under the aforementioned Assignment Agreement.  During the period ended March 31, 2007, the Company also recorded a common stock payable for 173,400,000 (the remainder of the obligation) valued at $11,271,000.  On May 15, 2008 we issued the remainder of the shares of common stock, 173,400,000 shares, to White Knight that were due under the Assignment Agreement.  The Company valued the 700,000 tons of coal at the fair value of the underlying common stock on the date of the transaction, however, at March 31, 2007; the Company has not received the commodity payment under the Assignment Agreement and has recorded a stock subscription receivable for $22,542,000.

9.  LEGAL MATTERS

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

On November 1, 2007, the Miami, Florida Southeast Regional Office of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) sent letters to the Company, its Chief Financial Officer, Stephen Chanslor (“Chanslor”), Chief Executive Officer, Bradley T. Ray (“Ray”) and former Company executive, W. Richard Lueck, indicating that as a result of its informal investigation styled “Geotec Thermal Generators, Inc., (FL-3157), that the staff of the Miami Regional Office would recommend enforcement action against the Company and the aforementioned individuals.  The SEC letter to the Company alleges violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The Commission Staff further alleges that Mr. Ray aided and abetted Geotec’s violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Commission staff advised Geotec’s counsel that the allegations emanate from the Company’s Form 10-KSB for the period ending December 31, 2004 and Forms 10-QSB for each quarterly period in 2005, as filed with the Commission via the EDGAR system.  The Commission staff further advised that they intended to seek officer and director bars in any enforcement action.

The letters invited the Company, Messrs. Chanslor, Lueck and Ray to submit written statements regarding the staff’s allegations.  These written statements are generally referred to as “Wells Committee Submissions”.  The Company and management have retained legal counsel who made Wells submissions on their respective behalves in December 2007, responding to the staff’s allegations.  Among the allegations made by the Commission staff are that the Company filed its Forms 10-QSB for each quarterly period in 2005 without independent auditors’ review (its previous auditors resigned in April 2005 after filing of the 2004 Form 10-KSB) and, that the Company misrepresented the status of Mr. Chanslor as a licensed certified public accountant, when his license in the State of Texas was not active due to unfulfilled professional continuing education requirements.  The Company has taken the remedial action of having the aforementioned Forms 10-QSB reviewed by their current independent auditors in connection with filing of the Company’s Form 10-KSB for the period ending December 31, 2005 and the 2005 quarterly periods were restated as part of the 2006 quarterly Form 10-QSB filings, as filed with the Securities and Exchange Commission.  The Company also has referenced in the Wells Submission that former management of Geotec was responsible for filing of the Form 10-KSB for 2004 that is the subject of the Commission staff’s allegations.  Furthermore, the Company has advised that current Chief Executive Officer, Bradley Ray, suffered a heart attack shortly after accepting his management position with the Company and soon thereafter underwent open-heart surgery and was under doctor's care for the remainder of calendar year 2005.  The Company disputes the remaining allegations made by the Commission staff but, is prepared to continue to cooperate with the Commission in an effort to resolve the matter.  Any litigation the SEC may initiate against either the Company or Mr. Ray or both may have adverse effects on the Company’s future prospects and activities.

10.  CONTRACTS AND RELATED PARTY TRANSACTIONS

In December 2004 and January 2005 the Company entered into an agreement to purchase Kodiak Productions LLC.  However, during 2005, that agreement was rescinded, and any aspects of the Kodiak agreement as to Dr. Art Gottmann (a significant stockholder in the Company) have also been rescinded, by mutual agreement between the parties.  During December 2005, the Company awarded an individual 1,000,000 shares of the Company’s common stock valued at $65,000 and 2,000,000 options to purchase the Company’s common stock valued at $120,646 as a settlement penalty for the cancellation of the purchase agreement.  These amounts have been recorded as an expense to the Company during the year ended December 31, 2005.  During the year ended December 31, 2006, the individual did not adhere to the terms of the settlement penalty and therefore the Company cancelled the common stock and options and reversed the $65,000 settlement expense recorded in the prior year.

During June 2005, the Company entered into a Commodity Purchase Agreement with a third party to sell between 2 million to 6 million tons of processed coal over the next three years.  As of March 31, 2007, the Company has not completed any sales of coal to the third parties.

During December 2005, the Company entered into an agreement with RichCorp, Inc. and an Argentinean Mining Producer, with a 20 year term beginning January 2006 for certain coal and mineral rights related to the Argentine mines and coal asphaltite in exchange for 3% of the production profits with a minimum monthly payment of $2,000 for January, February and March 2006, increasing to a minimum monthly payment of $3,000 thereafter.  As of March 31, 2007, the Company is in default of these payments and has included $19,000 in accrued expenses for the amounts owed.

On May 12, 2006, Geotec Thermal Generators, Inc. (“Geotec” or the “Company”) entered into an Amended and Restated Asset Purchase Agreement (the “Asset Agreement”) with William D. Richardson, RichCorp, Inc. (“RichCorp”), RichCorp SRL (“Richcorp SRL”), an Argentine corporation and Rich Labs, Inc. (“Rich Labs”) to obtain contractual rights and/or mineral rights held by RichCorp and/or Richcorp SRL regarding coal and coal by-products derived from several coal mines in Argentina and to facilitate acquisition of additional coal rights throughout South America and elsewhere in the world, (all of such rights and interests, including after acquired coal rights and interests are hereinafter referred to as the (“Coal Interests”) and, to obtain other assets from RichCorp and Rich Labs.  The Asset Agreement follows completion of

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

due diligence by the parties and their collective determination not to complete certain executory provisions of an agreement dated August 1, 2005.

In exchange for the Company’s acquisition of the Coal Interests, the Company tendered 10,000 shares of its convertible preferred stock (the “Preferred Shares”) to RichCorp. The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitled RichCorp to convert the Preferred Shares to  up to a maximum of 21 million (21,000,000) restricted shares of the Company’s common stock based upon certain EBITDA criteria. None of the Preferred Shares have been converted to common stock of the Company and the deadline dates (the last of which was August 1, 2008) for conversion have passed.  The Company has not extended any deadline for conversion of the Preferred Shares.

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

In exchange for the Company’s acquisition of the Enzyme Technology, the Company has tendered to RichCorp as complete consideration for the Enzyme Technology purchase, a total of ten thousand (10,000) shares of the Company’s convertible preferred stock (the “Preferred Shares”).  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitled RichCorp to convert the Preferred Shares to  up to a maximum of 21 million (21,000,000) restricted shares of Geotec’s common stock based upon certain EBITDA criteria.  None of the Preferred Shares have been converted to common stock of the Company and the deadline dates (the last of which was November 1, 2008) for conversion have passed.  The Company has not extended any deadline for conversion of the Preferred Shares.

The parties to the Asset Agreement and the Technology Agreement have agreed that all of the Preferred Shares shall be subject to the same restrictive transfer terms and conditions of Geotec’s share lock up agreement, which extends for 5 years, until April 30, 2010, as filed with the United States Securities and Exchange Commission via the EDGAR system.  The parties agreed that the share lock up agreement and provisions of the Asset Agreement and the Technology Agreement prohibit transfer of the Preferred Shares for a period of five years until April 30, 2010.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina.  Beginning in January 2006, the Company is obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month.  We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005.  Accordingly, we now have ownership rights to seven (7) asphaltite mines.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina.  As of March 31, 2007, the Company was delinquent in these month payments and had accrued expenses of $19,000.

During September 2005, the Company entered into an agreement with Urban Television Network Corporation (URBT) to process and sell 200,000 tons of refined coal in the open market and remit the net proceeds of the sale, up to $4.6 million to URBT, in exchange for $4.6 million worth of URBT’s convertible preferred stock.  Under the contract, URBT is to provide financing for the costs of processing the coal that is subject to the contract.  As of December 31, 2006, URBT has not provided those funds to the Company and therefore, no processing of coal has taken place.  Therefore, the sale of the coal under the contract has not been recognized in the financial statements as of March 31, 2007.

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

In December 2005, the Company entered into a ten year agreement with Ecotec Coal, LLC (“Ecotec”) (a related party) to acquire process and refine coal at price of $18 per ton.  As of March 31, 2007, no coal processing has taken place under this agreement.  Ecotec is principally owned and managed by Bradley Ray, the CEO of the Company.

During December 2005, the Company entered into an agreement with Stone Mountain Mining & Development to acquire, process and sell Pennsylvania coal in a joint venture basis, which was subsequently rescinded.  The Company has made alternative arrangements to procure laid up coal in Pennsylvania.  As of March 31, 2007, Company management has concluded that no termination fees are owed or will be paid to Stone Mountain Mining & Development.

During December 2005, the Company entered into an agreement with Universal Coal, LLC, (“Universal”) (a related party) to assign all rights, title and interest in unrefined, mined and laid up coal located in Illinois and Pennsylvania in exchange for $3.95 per ton to be paid upon the process and sale of the coal to a third party.  As of March 31, 2007, the processing and sale of the coal has not taken place, nor have permits been obtained and therefore, the Company has not recorded any revenue related to this agreement.  Universal is owned and managed by Bradley Ray.

During March 2006, the Company entered into an agreement with Island Sales Limited to sell 500,000 tons of processed clean coal between April 2006 and December 2006 at a price of $47.10 per ton.  As of the date of this filing, we have not been able to process and deliver this amount or any amount of coal and therefore have terminated this agreement.

On October 4, 2006, the Company entered into an Assignment Agreement with White Knight Holdings, LLC (“White Knight”), a related party, to acquire 700,000 tons of coal as a replacement for the 700,000 tons of coal that was to have been provided from a prior agreement with Deerfield Enterprises, Inc. (a related party) in exchange for 346,800,000 shares of the Company’s common stock.  At the time of the agreement, the Company did not have an adequate number of authorized shares of common stock to complete this agreement and has since amended its Articles of Incorporation increasing the number of authorized shares of common stock.  White Knight Holdings, LLC is principally owned and managed by Bradley Ray, Chief Executive Officer of the Company and other individuals.  On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight valued at $11,271,000 as partial consideration for performance under the aforementioned Assignment Agreement.  During the period ended March 31, 2007, the Company also recorded a common stock payable for 173,400,000 (the remainder of the obligation) valued at $11,271,000.  On May 15, 2008 we issued the remainder of the shares of common stock, 173,400,000 shares, to White Knight that were due under the Assignment Agreement.  The Company valued the 700,000 tons of coal at the fair value of the underlying common stock on the date of the transaction, however, at March 31, 2007; the Company has not received the commodity payment under the Assignment Agreement and recorded a stock subscription receivable for $22,542,000.

11.   SUBSEQUENT EVENTS

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

The Company has granted TTI the right to establish at one or more locations selected and acquired by TTI, up to ten (10) projects utilizing the Company’s proprietary Technology and the Process.  Under this scenario, the Company will be paid its production costs for the Technology plus one dollar ($1.00) per ton of saleable product generated from the process.  Additionally, the Company will receive a portion of the net revenues derived from the TTI projects.  As of the date of this filing, there has been no activity under this agreement.

On May 9, 2008, the Company entered into an investment banking agreement (the “Agreement”) with StoneGate Partners, LLC (“StoneGate”), a broker-dealer based in Boston, Massachusetts.  StoneGate has agreed to serve as the exclusive

Link to Table of Contents

Geotec, Inc.

Notes to Financial Statements

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

Also, Geotec and StoneGate agree that for each project for which StoneGate raises capital, Geotec and StoneGate or its nominees shall share pari passu (proportionally) Geotec’s interest in such project on a 50/50 basis.

Finally, the Company has issued a warrant (the “Warrant”) to StoneGate for the purchase of up to $25,000,000 worth of Geotec’s restricted common stock.  The Warrant is for a period of 10 years and identifies various strike prices at which conversion rights may be exercised.

As of the date of this quarterly report, we have not commenced the construction or operation of any hydrocarbon bio-refinery facility pursuant to our agreement with StoneGate and have not received any funding of any type from such entity.

On June 6, 2008 the Company executed an agreement with GreenCoal, LLC (“GreenCoal”) of Lewistown, Illinois, to enter into a joint business venture to facilitate the acquisition of coal sites and initiate a bio-refining process for the sale of coal hydrocarbons located in Illinois, Indiana and Kentucky, as well as other sites to be determined.  The joint venture agreement provides, among other things, that the Company’s proprietary enzyme/protein technology will be applied to one or more sites identified by GreenCoal, LLC through bio-refinery units owned by Ecotec Coal, LLC (related party).  Each Ecotec facility will be comprised of bio-refinery units for the generation of revenues through the sale of bio-refined coal and the production of tax credits by reducing sulfur and nitrogen oxides and heavy metals pursuant to Section 45 of the Internal Revenue Code.  As of the date of this quarterly report, we have not commenced operations at any hydrocarbon bio-refinery facility in furtherance of our agreement with GreenCoal.

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

Link to Table of Contents

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Among the uses for our coal assets is gasification.  Gasification is a process that converts any carbon containing material into a synthesis gas composed primarily of hydrocarbon gases. This gas can be used as a fuel to generate electricity or steam, or a basic chemical building block for a large number of uses in the petrochemical and refining industries.  Gasification adds value to low or negative-value feed stocks by converting them to marketable fuels and products.  As of the date of this report, we have not generated any revenue from the gasification process.

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

On December 25, 2005 we entered into an agreement with Stone Mountain Development Company, a Pennsylvania general partnership (“Stone Mountain”), to acquire coal from various sites near Pittsburgh, Pennsylvania. As of the date of this quarterly report, we have not received any coal from Stone Mountain and do not expect to receive any coal from such entity at any time in the future.  The contractual obligation of Stone Mountain provided us with means to satisfy a coal futures sale transaction that also involves the purchase of shares of Urban Television Network Corporation preferred stock in the third quarter of 2005.  The preferred shares convert to a maximum of 49% of the common stock of Urban Television Network Corporation (“URBT”).  The Company may not have adequate cash or resources to mine, process and/or deliver coal to URBT and therefore, the Company may not be able to take advantage of its contractual rights to these assets.

The Stone Mountain agreement referenced above was to provide an alternative source to replace the coal that was due to Geotec from Deerfield Enterprises, Inc. (“Deerfield”), a company principally owned by Bradley Ray, Chief Executive Officer of Geotec, an employee of Geotec, James McConnell and Geotec shareholder, Dr. Art Gottmann, under the terms of a prior contract with Deerfield. Deerfield has been unable to fulfill its contractual obligation to the Company due to its

Link to Table of Contents

inability to acquire title to and deliver coal from the location originally contemplated by Deerfield. Accordingly, we rescinded the agreement with Deerfield due to its failure to provide any consideration for the transaction.  The contractual rights to quantities of Illinois coal were returned to Deerfield Enterprises, Inc.

On December 27, 2005, we entered into an agreement for the acquisition of 20 million tons of refined coal from Ecotec Coal, LLC, a Florida limited liability company (“Ecotec”) managed by Green Energy Management, LLC (“Green Energy”).  Both Ecotec and Green Energy are entities controlled by Bradley Ray, Chief Executive Officer of Geotec.  The agreement with Ecotec provides that it will sell quantities of refined coal exclusively to us at a price of $18.50 per ton.  As of the date of this quarterly report, no quantity of coal has been physically transferred from Ecotec to Geotec.  It is our goal to sell refined coal that we expect to be derived from the Ecotec agreement to various end users to generate revenue for the Company.  If we are able to obtain capital or revenues from the sale of coal or our technology, we plan to purchase quantities of refined coal from various parties throughout 2009 and beyond for our prospective customers, which include power companies and other end users of refined coal.

On January 31, 2006, we made the initial payments for the acquisition of mineral rights for five (5) asphaltite mines (containing high volatile resource materials) in the Neuquen Province of Argentina. Beginning in January 2006, the Company was obligated to pay $2,000 per month through March 2006 at which time the payments increased to $3,000 per month. We previously obtained mineral rights for two asphaltite mines from Richcorp in 2005. Accordingly, we now have ownership rights to seven (7) asphaltite mines.  The preliminary reports reveal that the asphaltite reserves are contained on or in land comprising about 7,000 acres in the Neuquen Province of Argentina. As of March 31, 2007, we were delinquent in our monthly payments.  We remain delinquent in our payments as of the date of this quarterly report but the properties are not in foreclosure.

On May 12, 2006, the Company entered into an Amended and Restated Asset Purchase Agreement with William D. Richardson, RichCorp, RichCorp SRL, Rich Labs to obtain contractual rights and/or mineral rights held by RichCorp and/or Richcorp SRL regarding coal and coal by-products derived from several coal mines in Argentina and to facilitate acquisition of additional coal rights throughout South America and elsewhere in the world, (all of such rights and interests, including after acquired coal rights and interests are hereinafter referred to as the (“Coal Interests”) and, to obtain other assets from RichCorp and Rich Labs.  The Asset Agreement follows completion of due diligence by the parties and their collective determination not to complete certain executory provisions of an agreement dated August 1, 2005.

In exchange for the Company’s acquisition of the Coal Interests, the Company tendered 10,000 shares of its convertible preferred stock (the “Preferred Shares”) to RichCorp. The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitled RichCorp to convert the Preferred Shares to  up to a maximum of 21 million (21,000,000) restricted shares of the Company’s common stock based upon certain EBITDA criteria. None of the Preferred Shares have been converted to common stock of the Company and the deadline dates (the last of which was August 1, 2008) for any such conversion of the Preferred Shares have passed.  The Company has not extended any deadline for conversion of the Preferred Shares.

Also, on May 12, 2006, the Company entered into an Amended and Restated Technology Purchase Agreement with William D. Richardson and RichCorp to acquire RichCorp’s technology for the treatment of hydrocarbons and that is suitable for washing and processing coal, among other things (the “Enzyme Technology”).  Specifically, the Company purchased all of the Enzyme Technology which consists of rights to the proprietary technology related to the production, sale, use and management of said technology to cleave and bind specific molecules in the following arenas of application which include crude oil, blended oil, coal, refined oil and its products and sub-products, removal of sulfur and metals from hydrocarbons base materials including coal, renewable energy applications, environmental remediation, environmental applications for abatement and reduction, and other materials (with the express exception of the agricultural applications, metals extraction  applications, mineral extraction applications and medical applications).  The Technology Agreement amends, restates and clarifies an earlier agreement between the parties dated November 1, 2005.

In exchange for the Company’s acquisition of the Enzyme Technology, the Company has tendered to RichCorp as complete consideration for the Enzyme Technology purchase, a total of ten thousand (10,000) shares of the Company’s convertible preferred stock (the “Preferred Shares”).  The preferences relating to the Preferred Shares are summarized on each certificate representing such shares and entitled RichCorp to convert the Preferred Shares to  up to a maximum of 21 million (21,000,000) restricted shares of Geotec’s common stock based upon certain EBITDA criteria.  None of the Preferred Shares have been converted to common stock of the Company and the deadline dates (the last of which was

Link to Table of Contents

November 1, 2008) for any such conversion of the Preferred Shares have passed.  The Company has not extended any deadline for conversion of the Preferred Shares.

The parties to the Asset Agreement and the Technology Agreement have agreed that all of the Preferred Shares shall be subject to the same restrictive transfer terms and conditions of Geotec’s share lock up agreement, which extends for 5 years, until April 30, 2010, as filed with the United States Securities and Exchange Commission via the EDGAR system.  The parties agreed that the share lock up agreement and provisions of the Asset Agreement and the Technology Agreement prohibit transfer of the Preferred Shares for a period of five years until April 30, 2010.

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

Coal is a commodity with spot prices based upon location, and availability.  As of March 31, 2007, Illinois basin coal spot prices were in the range of $28.00 per short ton, while eastern coal and Powder River Coal were in the range of $41.00 and $8.00 per short ton.

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

On March 3, 2006, we executed a purchase order agreement with Island Sales Limited, a Pennsylvania corporation whereby we agreed to sell 500,000 tons of Pennsylvania processed clean coal to Island Sales between April and December 2006, at the price of $47.10 per ton, subject to processing and delivery specifications. As of the date of this filing, we have not been able to process and deliver this amount or any amount of coal and therefore have terminated this agreement.

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

Link to Table of Contents

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

We have conducted business operations in the Commonwealth of Pennsylvania in cooperation with TecEnergy.  We have recently entered into a Commodity Purchase Agreement with TecEnergy to acquire up to 100,000,000 tons of mined coal controlled by TecEnergy. We intend to serve as a vendor of our enzyme/protein technology and sell the enzyme/protein product to TecEnergy, Ecotec and possibly other entities for use in processing waste coal.  These enzyme/protein product sales, processing of waste coal with the enzyme/protein product and the resulting chemical transformation of waste coal should enable Ecotec to perform its contractual obligations to provide us with refined coal at $18.50 per ton.  Our goal is to identify end users of refined coal (such as power companies) and enter into sales agreements to generate revenues and profits for the Company.  Provided that we achieve desired testing results with the enzyme/protein technology, we may be able to sell refined coal directly to NYMEX.

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

Link to Table of Contents

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

The Agreement references two related agreements, the forms of which are attached as exhibits to the Agreement. These related agreements include an operating agreement and a supply agreement regarding the operation of each Facility by TTI and/or one of its affiliates and the supplying of the Technology to each Facility by Geotec, respectively.  The related agreements will be executed by the Parties upon commencement of each project utilizing a Facility and the Process.  As of the date of this quarterly report we have not commenced operations with TTI on any specific project.

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

As of the date of this quarterly report, we have not commenced the construction or operation of any hydrocarbon bio-refinery facility pursuant to our agreement with StoneGate and have not received any funding of any type from such entity.

On June 6, 2008 we executed an agreement with GreenCoal, LLC (“GreenCoal”) of Lewistown, Illinois, to enter into a joint business venture to facilitate the acquisition of coal sites and initiate a bio-refining process for the sale of coal

Link to Table of Contents

hydrocarbons located in Illinois, Indiana and Kentucky, as well as other sites to be determined.  The joint venture agreement provides, among other things, that Geotec’s proprietary enzyme/protein technology will be applied to one or more sites identified by GreenCoal, LLC through bio-refinery units owned by Ecotec Coal, LLC.  Each Ecotec facility will be comprised of bio-refinery units for the generation of revenues through the sale of bio-refined coal and the production of tax credits by reducing sulfur and nitrogen oxides and heavy metals pursuant to Section 45 of the Internal Revenue Code.  As of the date of this quarterly report, we have not commenced operations at any hydrocarbon bio-refinery facility in furtherance of our agreement with GreenCoal.

On September 15, 2008 we announced that we have filed patent applications with the United States Patent Office. Acknowledgment, as patent pending, has been received by the USPO for “Methods of refining hydrocarbons fuels and post-combustion production by enzyme and protein reactions” (Application number 61/132,397).

The patent applications included the protein and enzyme processing, cleaning and purification of pre-combustion solid, liquid, and gas hydrocarbons. The patent applications also included the lowering of metals, mercury, sulfur and other hydrocarbon contaminants that will decrease the air emissions of Nitrogen Oxides (NOx), Carbon Dioxide (CO2) and Sulfur Dioxides (SO2) and fine particles. These patents describe the bio-refining process for bio-diesel/jet fuel and marine bio-diesel.

Our intellectual property and enzyme/protein patents cover several cellulosic enzymes to convert waste farm products (corn stalks/cobs, rice husks, etc.) to ethanol/methanol for inclusion in “GeoRich Bio-Fuels.” The “GeoRich” family of bio-friendly fuels will be used to operate the Company’s mining, bio-refining facilities and product delivery with bio-diesel/jet fuel and marine bio-diesel.

The transesterification of ethanol into bio-fuels and bio-crude, environmental remediation, preliminary stages of carbon sequestration (pre-combustion) and its process to decontaminate gases containing impurities are part of the patent applications.

The protein/enzyme chemical sequestration and control of carbon dioxide, sulfur dioxides, nitrogen oxides, metals, and other contaminates from the post-combustion of solid, liquid and gas forms of hydrocarbons are also part of the patent applications.

RESULTS OF OPERATIONS

General and administrative expenses increased from $29,668 for the three months ended March 31, 2006 to $69,111 for the three months ended March 31, 2007, an increase of $39,443. The increase in general and administrative expenses was mainly due to the increase in auto expenses, mineral rights expense, telephone expense, office supplies and other operating supplies and expenses.  Overall, these expenses increased as the Company began exploring the various resources to pursue production.

Professional fees increased from $60,443 during the three months ended March 31, 2006 to $109,395 during the three months ended March 31, 2007, an increase of $48,952.  The increase in professional fees is mainly due to increased accounting fees in connection with audit and review charges for the Securities and Exchange Commission filings.

Compensation expense increased from $253,250 for the three months ended March 31, 2006 to $300,812 for the three months ended March 31, 2007, an increase of $47,562.  The increase is mainly due to the increase in employees during 2007.

Interest expense for the three months ended March 31, 2007 was $10,564 compared to $3,812 for the three months ended March 31, 2006, an increase of $6,752.  The increase in interest expense is due to interest on a loan to the Company by an individual, related party.

Link to Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, the Company had a decrease in cash of $224,995.  The Company financed its operations through the proceeds from a loan from a related party of $60,000 and advances from a related party of $20,000.  The Company offset the cash received by using it in operations of $296,667.

The report of the independent auditors on the Company's financial statements as of December 31, 2006 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating revenues and has an accumulated deficit of $17,145,886. The Company anticipates that its use of cash will be substantial for the foreseeable future.

The Company expects that funding for these expenditures will be available out of the Company's future cash flow and issuance of equity and/or debt securities during the next 12 months and thereafter. There can be no assurance whether or not such financing will be available on terms satisfactory to management.

(c) Off Balance Sheet Arrangements.

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Item 4T.  Controls and Procedures.

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

With respect to the period ending March 31, 2007, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2007, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Link to Table of Contents

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On November 1, 2007, the Miami, Florida Southeast Regional Office of the U.S. Securities and Exchange Commission (“SEC” or “Commission”) sent letters to the Company, its Chief Financial Officer, Stephen Chanslor (“Chanslor”), Chief Executive Officer, Bradley T. Ray (“Ray”) and former Company executive, W. Richard Lueck, indicating that as a result of its informal investigation styled “Geotec Thermal Generators, Inc., (FL-3157), that the staff of the Miami Regional Office would recommend enforcement action against the Company and the aforementioned individuals.  The SEC letter to the Company alleges violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 promulgated thereunder. The Commission Staff further alleges that Mr. Ray aided and abetted Geotec’s violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Commission staff advised Geotec’s counsel that the allegations emanate from the Company’s Form 10-KSB for the period ending December 31, 2004 and Forms 10-QSB for each quarterly period in 2005, as filed with the Commission via the EDGAR system.  The Commission staff further advised that they intended to seek officer and director bars in any enforcement action.

Link to Table of Contents

The letters invited the Company, Messrs. Chanslor, Lueck and Ray to submit written statements regarding the staff’s allegations.  These written statements are generally referred to as “Wells Committee Submissions”.  The Company and management have retained legal counsel who made Wells submissions on their respective behalves in December 2007, responding to the staff’s allegations.  Among the allegations made by the Commission staff are that the Company filed its Forms 10-QSB for each quarterly period in 2005 without independent auditors’ review (its previous auditors resigned in April 2005 after filing of the 2004 Form 10-KSB) and, that the Company misrepresented the status of Mr. Chanslor as a licensed certified public accountant, when his license in the State of Texas was not active due to unfulfilled professional continuing education requirements.  The Company has taken the remedial action of having the aforementioned Forms 10-QSB reviewed by their current independent auditors in connection with filing of the Company’s Form 10-KSB for the period ending December 31, 2005 and the 2005 quarterly periods were restated as part of the 2006 quarterly Form 10-QSB filings, as filed with the Securities and Exchange Commission.  The Company also has referenced in the Wells Submission that former management of Geotec was responsible for filing of the Form 10-KSB for 2004 that is the subject of the Commission staff’s allegations.  Furthermore, the Company has advised that current Chief Executive Officer, Bradley Ray, suffered a heart attack shortly after accepting his management position with the Company and soon thereafter underwent open-heart surgery and was under doctor's care for the remainder of calendar year 2005.  The Company disputes the remaining allegations made by the Commission staff but, is prepared to continue to cooperate with the Commission in an effort to resolve the matter.  Any litigation the SEC may initiate against either the Company or Mr. Ray or both may have adverse effects on the Company’s future prospects and activities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2007, the Company issued 173,400,000 shares of its common stock to White Knight Holdings, LLC valued at $11,271,000 as partial consideration for performance under the Assignment Agreement identified herein. See Note 8, Notes to Financial Statements. During the three month period ending March 31, 2007 the Company did not issue any other unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

NONE

Item 6.  Exhibits

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

Link to Table of Contents

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

Link to Table of Contents

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

Signature

Title

January 19, 2009

/s/: Bradley T. Ray

Chairman of the Board,

Bradley T. Ray

Chief Executive Officer

January 19, 2009

/s/: Stephen D. Chanslor

Chief Financial Officer

Stephen D. Chanslor